Form 10-Q
period 2024-03-31
NewAmsterdam Pharma Co N.V.
filed 2024-05-08
CIK 1936258

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41562

NewAmsterdam Pharma Company N.V.

(Exact Name of Registrant as Specified in its Charter)

The Netherlands	N/A
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Gooimeer 2-35 Naarden The Netherlands	1411 DC
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +31 (0) 35 206 2971

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, nominal value €0.12 per share	NAMS	The Nasdaq Stock Market LLC
Warrants to purchase Ordinary Shares	NAMSW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2024, the registrant had 89,976,538 ordinary shares, nominal value €0.12 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. Forward-looking statements provide the Company’s current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the Company’s disclosure concerning its operations, cash flows, financial position and dividend policy.

Forward-looking statements in this Quarterly Report and in any document incorporated by reference in this Quarterly Report may include, for example, statements about:

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section titled “Risk Factors” in this Quarterly Report. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as specifically required by law. You should, however, review the factors and risks that the Company describes in the reports it will file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

In addition, statements that “we believe” and similar statements reflect the Company’s beliefs and opinions on the relevant subject. These statements are based on information available to the Company as of the date of this Quarterly Report. And while the Company believes that information provides a reasonable basis for these statements, that information may be limited or incomplete. The Company’s statements should not be read to indicate that it has conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely on these statements.

Although the Company believes the expectations reflected in the forward-looking statements were reasonable at the time made, it cannot guarantee future results, level of activity, performance or achievements. You should carefully consider the cautionary statements contained or referred to in this section in connection with the forward-looking statements contained in this Quarterly Report and any subsequent written or oral forward-looking statements that may be issued by the Company or persons acting on its behalf.

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

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report. Some of the more significant risks include the following:

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
•
We currently intend to rely on our collaboration with A. Menarini International Licensing S.A., part of Menarini Group (“Menarini”) for the commercialization of obicetrapib, if approved, in certain European areas. Failure or delay of Menarini to fulfill all or part of its obligations to us under the exclusive license agreement, dated June 23, 2022, with Menarini (the “Menarini License”), a breakdown in collaboration between the parties or a complete or partial loss of this relationship could materially harm our business if obicetrapib is approved in the relevant jurisdictions.

Risks Related to Our Business and Strategy

•
We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•
Our international operations subject us to various risks, and our failure to manage these risks could adversely affect our results of operations and we may be exposed to significant foreign exchange risk.

Risks Related to Our Intellectual Property

•
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
•
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

Risks Related to Ownership of Our Securities

•
Sales of a substantial number of our securities in the public market by certain of our securityholders pursuant to a registration statement we filed and/or by our existing securityholders could cause the price of our Ordinary Shares and our warrants, each representing the right to purchase one Ordinary Share at an exercise price of $11.50, to fall.
•
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
(In thousands of USD)
Assets
Current assets:
Cash	481,147	340,450
Prepayments and other receivables	6,675	6,341
Total current assets	487,822	346,791
Property, plant and equipment, net	101	46
Operating right of use asset	38	55
Intangible assets	486	170
Long term prepaid expenses	16	35
Total assets	488,463	347,097
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	8,536	16,923
Accrued expenses and other current liabilities	9,970	11,398
Deferred revenue, current	8,116	8,942
Lease liability, current	43	60
Derivative warrant liabilities	33,061	12,574
Total current liabilities	59,726	49,897
Deferred revenue, net of current portion	444	1,019
Derivative earnout liability	16,490	7,788
Total liabilities	76,660	58,704
Commitments and contingencies (Note 10)
Shareholders' Equity (deficit):
Ordinary shares, €0.12 par value; 400,000,000 shares authorized; 89,720,836 and 82,469,768 shares issued and outstanding as at March 31, 2024 and December 31, 2023, respectively	11,113	10,173
Additional paid-in capital	807,008	590,771
Accumulated loss	(410,740)	(316,973)
Accumulated other comprehensive income (loss)	4,422	4,422
Total shareholders' equity	411,803	288,393
Total liabilities and shareholders' equity (deficit)	488,463	347,097

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended March 31,
	2024	2023
(In thousands of USD, except per share amounts)
Revenue	1,401	8,629
Operating expenses:
Research and development expenses	42,430	40,420
Selling, general and administrative expenses	14,453	8,062
Total operating expenses	56,883	48,482
Operating loss	(55,482)	(39,853)
Other income (expense):
Interest income	3,083	943
Fair value change – earnout and warrants	(38,950)	(6,175)
Foreign exchange gains/(losses)	(2,418)	3,067
Loss before tax	(93,767)	(42,018)
Income tax expense	—	—
Loss and comprehensive loss for the period	(93,767)	(42,018)
Net loss per ordinary share
Basic and diluted	$(1.06)	$(0.51)

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Shareholders' Equity (Deficit)

(Unaudited)

(In thousands of USD, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated Loss	Cumulative Translation Adjustments	Total Shareholders' Equity
Balance at December 31, 2022	81,559,780	10,055	555,625	(140,036)	4,422	430,066
Exercise of warrants	208,032	27	2,671	—	—	2,698
Share-based compensation	—	—	7,663	—	—	7,663
Total loss and comprehensive loss for the period	—	—	—	(42,018)	—	(42,018)
As at March 31, 2023	81,767,812	10,082	565,959	(182,054)	4,422	398,409

Balance at December 31, 2023	82,469,768	10,173	590,771	(316,973)	4,422	288,393
Issuance of Ordinary Shares and Pre-Funded Warrants, net of issuance costs	5,871,909	759	189,207	—	—	189,966
Exercise of warrants	926,698	121	19,674	—	—	19,795
Exercise of stock options	452,461	60	(609)	—	—	(549)
Share-based compensation	—	—	7,965	—	—	7,965
Total loss and comprehensive loss for the period	—	—	—	(93,767)	—	(93,767)
As at March 31, 2024	89,720,836	11,113	807,008	(410,740)	4,422	411,803

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2024	2023
(In thousands of USD)
Operating activities:
Loss for the period	(93,767)	(42,018)
Non-cash adjustments to reconcile loss before tax to net cash flows:
Depreciation and amortization	15	9
Non-cash rent expense	1	2
Fair value change - derivative earnout and warrants	38,950	6,175
Foreign exchange (gains)/losses	2,418	(3,067)
Share-based compensation	7,918	7,616
Changes in working capital:
Changes in prepayments (current and non-current) and other receivables	956	(1,413)
Changes in accounts payable	(8,311)	(2,920)
Changes in accrued expenses and other current liabilities	(1,381)	6,997
Changes in deferred revenue	(1,401)	(3,244)
Net cash (used in)/provided by operating activities	(54,602)	(31,863)
Investing activities:
Purchase of property, plant and equipment, including internal use software	(385)	(7)
Net cash used in investing activities	(385)	(7)
Financing activities:
Proceeds from offering of ordinary shares and pre-funded warrants	190,481	—
Transaction costs on issue of Ordinary Shares and Pre-Funded Warrants	(515)	—
Proceeds from exercise of warrants	8,763	2,392
Proceeds from exercise of options	440	—
Payment of withholding taxes related to net share settlement of exercised options	(989)	—
Net cash provided by financing activities	198,180	2,392
Net change in cash	143,193	(29,478)
Foreign exchange differences	(2,496)	3,062
Cash at the beginning of the period	340,450	467,728
Cash at the end of the period	481,147	441,312
Noncash financing and investing activities
Receivable related to exercise of warrants	1,271	—

See notes to consolidated financial statements

NewAmsterdam Pharma Company N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. The Company

NewAmsterdam Pharma Company N.V. (“NewAmsterdam Pharma” or the “Company”) is a late-stage biopharmaceutical company whose mission is to improve patient care in populations with metabolic diseases where currently approved therapies have not been adequate or well-tolerated. The Company was incorporated in the Netherlands as a Dutch private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the name NewAmsterdam Pharma Company B.V. on June 10, 2022. On November 21, 2022, the Company’s corporate form was converted to a Dutch public limited liability company (naamloze vennootschap) and its name was changed to NewAmsterdam Pharma Company N.V. The Company’s ordinary shares, nominal value €0.12 per share (the "Ordinary Shares") are listed on the Nasdaq Global Market ("Nasdaq") and trade under the symbol “NAMS.”

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements should be read together with our audited financial statements and accompanying notes for year ended December 31, 2023, included in our Annual Report on Form 10-K (the "Annual Report"), filed with the SEC on February 28, 2024. Any terms not defined herein take the meaning as defined in the Annual Report. The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023 included herein has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year. The unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries. Any reference in these notes to the applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

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

Except for the policy described below, the accounting policies of the Company are consistent with those described in Note 2 of the consolidated financial statements included within the Annual Report.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of Ordinary Shares outstanding during the period. For the purposes of calculating the weighted-average number of Ordinary Shares outstanding, the Ordinary Shares underlying the Pre-Funded Warrants issued in the Offering (as defined in Note 7 below) are included. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

Note 3. Revenue

Revenue consisted of the following:

	Three months ended March 31,
(In thousands of USD)	2024	2023
License revenue attributed from license performance obligation	—	5,385
License revenue attributed from R&D performance obligation	1,401	3,244
Total revenue	1,401	8,629

All revenue recognized from the R&D performance obligation was included within deferred revenue on the consolidated balance sheet as of the beginning of the applicable reporting period.

Note 4. Fair Value Measurements

As of March 31, 2024 and December 31, 2023, the Company’s financial liabilities recognized at fair value on a recurring basis consisted of the following:

	As of March 31, 2024
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	31,217	—	—	31,217
Derivative warrant liability (Private Placement Warrants)	—	1,844	—	1,844
Derivative earnout liability	—	—	16,490	16,490
Total financial liabilities	31,217	1,844	16,490	49,551

	As at December 31, 2023
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	12,051	—	—	12,051
Derivative warrant liability (Private Placement Warrants)	—	523	—	523
Derivative earnout liability	—	—	7,788	7,788
Total financial liabilities	12,051	523	7,788	20,362

The estimated fair value of the derivative earnout liability was determined using Level 3 inputs, other than the Company's share price as a Level 1 input, as no observable market inputs were available. The derivative earnout liability has been measured at fair value using a Black-Scholes pricing model. Given the assumed zero dividend rate and the fact that no strike price exists that would have led to any volatility measure relative to the Company's share price, the fair value of the earnout liability resulting from the Black-Scholes pricing model is entirely driven by the Company’s closing share price as a Level 1 input and the probability of milestone completion as a Level 3 input. As such, the relevant inputs to the fair value of the derivative earnout liability are as follows:

	March 31, 2024	December 31, 2023
Ordinary Share value (USD)	$23.65	$11.17
Probability of milestone completion	40%	40%
Dividend yield	0%	0%
Strike price (USD)	0.00	0.00

As management's judgment of the probability of milestone completion remained constant during the period, the change in fair value resulted from the Company’s price per share between valuation dates.

The following table presents a reconciliation of the derivative earnout liability measured on a recurring basis using Level 3 inputs as of March 31, 2024:

Balance on December 31, 2023	7,788
Change in fair value recognized through profit and loss	8,702
Balance on March 31, 2024	16,490

All changes in fair value recognized in the statement of operations are unrealized. There were no sales, purchases, settlements or transfers into or out of Level 3 of the fair value hierarchy related to the derivative earnout liability during the period ended March 31, 2024.

Note 5. Prepayments and Other Receivables

Prepayments and other receivables consisted of the following:

(In thousands of USD)	March 31, 2024	December 31, 2023
Prepaid research and development costs	420	2,337
Other prepaid expenses	2,122	2,123
Value added tax receivable	148	1,006
Other receivables	3,985	875
Total prepayments and other receivables	6,675	6,341

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands of USD)	March 31, 2024	December 31, 2023
Accrued research and development materials and services	7,190	5,945
Accrued compensation and benefits	1,105	3,384
Accrued professional fees and other	1,675	2,069
Total accrued expenses and other current liabilities	9,970	11,398

Note 7. Shareholders’ Equity

Follow-on Offering

On February 16, 2024,the Company completed an underwritten public offering (the “Offering”) of 5,871,909 Ordinary Shares at a public offering price of $19.00 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 4,736,841 Ordinary Shares at a public offering price of $18.9999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares, less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 5,871,909 Ordinary Shares issued and sold in the offering, 1,383,750 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The Ordinary Shares and Pre-Funded Warrants were issued and sold pursuant to an underwriting agreement, among the Company and Jefferies LLC, Leerink Partners LLC, Piper Sandler & Co. and RBC Capital Markets, LLC, as representatives of the several underwriters listed on Schedule A thereto. The net proceeds to the Company from the Offering were $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Note 8. Share-Based Compensation

The Company has three Share-based payment plans and one restricted share award in place as at March 31, 2024:

•
The Company’s Long-Term Incentive Plan (the “Plan”);
•
The Company’s Supplementary Long-Term Incentive Plan (the “Supplementary Plan”);
•
The Company’s Rollover Option Plan (the “Rollover Plan,” together with the Plan and the Supplementary Plan, the “Plans”); and
•
Chief Executive Officer Restricted Share Award.

Long Term Incentive Plans

The Plans are equity-settled, and the Company may grant various forms of equity awards, including the granting of options to purchase Ordinary Shares (“Company Options”) and restricted stock units (“RSUs”), pursuant to the Plans. In total, as of March 31, 2024 a maximum of 20,549,356 Ordinary Shares may be reserved for issuance pursuant to the Plans. The number of Ordinary Shares reserved for grant under the Plan will increase annually on January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Company's Board of Directors.

The contractual term is 10 years from grant date for options granted under the Plans. In general, each Company Option has a four-year vesting period with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the next following three years.

The changes for the three months ended March 31, 2024 in the number of Company Options outstanding related to Ordinary Shares and their related weighted average exercise prices are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of USD)
Outstanding as at December 31, 2023	15,783,509	$7.98
Granted	4,096,148	$12.81
Exercised	(546,403)	$1.27
Outstanding as at March 31, 2024	19,333,254	$9.18	8.8	279,666
Options exercisable as of March 31, 2024	6,134,169	$5.64	8.0	110,454

The weighted average grant date fair value of Company Options, estimated as of the grant date using the Black-Scholes option pricing model, was $5.90, and $4.82 per option for options granted during the three months ended March 31, 2024 and 2023, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of Company Options exercised during the three months ended March 31, 2024 was $8.0 million. No Company Options were exercised in the three months ended March 31, 2023. Weighted average assumptions used to apply this pricing model were as follows:

	Three months ended March 31,
	2024	2023
Expected life (years)	6.1	6.1
Risk-free rate	3.9%	4.0%
Volatility	41.2%	38.5%
Dividend yield	0.0%	0.0%

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

Expected Volatility

Since the Company was privately held through November 2022, it alone does not have sufficient relevant company-specific historical data to support its expected volatility alone. In prior periods, due to the insufficiency of historical volatility data on the Company’s own securities, the expected volatility input was determined using comparable companies alone. Beginning on January 1, 2024 expected volatility input was determined using a weighted average calculation considering the volatility of the Company’s own securities and the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Initially, the volatility of the Company’s Ordinary Shares is assigned a weighting of 10%. This weighting will be increased by 5% per calendar quarter until the expected volatility input is based entirely on the historical volatility of the Company’s Ordinary Shares. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-Free Interest Rate

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the Company Option.

Expected Dividend

The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its Ordinary Shares.

Share-based compensation is classified in the consolidated statement of operations and comprehensive loss as follows:

	Three months ended March 31,
(in thousands of USD)	2024	2023
Research and development expenses	3,479	4,489
Selling, general and administrative expenses	4,439	3,127
Total	7,918	7,616

As of March 31, 2024, there was $41.5 million of unrecognized compensation cost related to Company Options that have not yet vested. These costs are expected to be recognized over a weighted average period of 3.3 years until fully vested.

Restricted Stock Units

As at March 31, 2024 and December 31, 2023, the Company had allocated 143,002 Earnout Shares to be granted to Participating Optionholders if and when a certain clinical development milestone is achieved during the earnout period. These Earnout Shares will be delivered in the form of awards of RSUs granted pursuant to the Plan to such Participating Optionholders who are at the time of achievement of such milestone still providing services to the Company.

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

Chief Executive Officer Restricted Share Award

In July 2021, the Company's chief executive officer, Michael Davidson, M.D., paid the fair market value of the underlying Ordinary Shares (in aggregate $838,806) when he made an investment in restricted shares issued through Depositary Receipts. The total fair value of these equity-settled share-based payment awards amounts to nil and there will be no expenses recognized in the income statement. This award had a four year vesting period with 25% vesting on August 1, 2021 and the remaining 75% vesting in equal monthly installments over the following three years.

In connection with the award arrangement, if Dr. Davidson leaves the Company, all unvested Ordinary Shares will be cancelled against payment by the Company to him of the lower of the (i) the purchase price paid and (ii) the fair market value of such Ordinary Shares at the time of forfeiture. In order to reflect the consideration paid and the possibility that the Ordinary Shares would be repurchased if Dr. Davidson becomes a “Good Leaver” (as such term is defined in the award agreement) during the vesting period, the Company has recognized the consideration as a financial liability until the award has fully vested, at which time it will be reclassified to equity provided that Dr. Davidson remains with the Company. This liability is measured at the lower of (i) the purchase price paid and (ii) the fair market value of the Ordinary Shares at the end of the reporting period. The liability for unvested Ordinary Shares as at March 31, 2024 and December 31, 2023 amounted to $0.1 million and $0.1 million, respectively.

For the three months ended March 31, 2024, the movements in the number of Ordinary Shares outstanding are as follows:

Outstanding as at December 31, 2023	608,779
Granted/purchased during the period	—
Outstanding as at March 31, 2024	608,779

As of March 31, 2024 and December 31, 2023, a total of 558,048 and 519,999 Ordinary Shares had vested, respectively.

Note 9. Net Loss per Ordinary Share

For the purposes of calculating the weighted-average number of Ordinary Shares outstanding, the Ordinary Shares underlying the Pre-Funded Warrants issued in the Offering are included.

Basic and diluted net loss per Ordinary Share was calculated as follows:

	Three months ended March 31,
(In thousands of USD, except share and per share amounts)	2024	2023
Net loss	(93,767)	(42,018)
Weighted average Ordinary Shares outstanding, basic and diluted	88,380,230	81,634,428
Net loss per Ordinary Share, basic and diluted	(1.06)	(0.51)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average Ordinary Shares outstanding as they would be anti-dilutive:

	Three months ended March 31,
	2024	2023
Stock options	19,333,254	15,347,590
Outstanding warrants	2,994,673	4,558,930
Total	22,327,927	19,906,520

Note 10. Commitments and Contingencies

Commitments

The Company has entered into a variety of agreements financial commitments in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at March 31, 2024 they are estimated to be a maximum of $19.2 million.

According to the terms of the Menarini License the Company will be responsible for development and commercialization costs related to Licensed Products other than those in the Menarini Territory. In addition, under specified conditions of the agreement, the Company agreed to bear 50% of certain development costs incurred by the other party in the development of the Licensed Products in the Menarini Territory.

Note 11. Related Parties

In the ordinary course of business, the Company may enter into transactions with entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s consolidated financial statements.

Note 12. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2023, included in our Annual Report on Form 10-K (the "Annual Report"), filed with the SEC on February 28, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Annual Report and this Quarterly Report. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.

Overview

We are a late-stage biopharmaceutical company whose mission is to improve patient care in populations with metabolic diseases where currently approved therapies have not been adequate or well tolerated. We seek to fill a significant unmet need for a safe, well tolerated and convenient low-density lipoprotein cholesterol (“LDL-C”) lowering therapy. In multiple phase 3 studies, we are investigating obicetrapib, an oral, low-dose and once-daily cholesteryl ester transfer protein (“CETP”) inhibitor, alone or as a fixed-dose combination with ezetimibe, as preferred LDL-C lowering therapies to be used as an adjunct to statin therapy for patients at risk of cardiovascular disease with elevated LDL-C, for whom existing therapies are not sufficiently effective or well tolerated. We believe that CETP inhibition may also play a role in other indications by potentially mitigating the risk of developing diseases such as Alzheimer’s disease or Type 2 diabetes.

Our product candidate, obicetrapib, is a next-generation, oral, low-dose CETP inhibitor that we are developing to potentially overcome the limitations of current LDL-C lowering treatments. We believe that obicetrapib has the potential to be a once-daily oral CETP inhibitor for lowering LDL-C, if approved. In our Phase 2 ROSE2 clinical trial evaluating obicetrapib in combination with ezetimibe as an adjunct to high-intensity statin therapy, obicetrapib met its primary and secondary endpoints, with statistically significant reductions in LDL-C and apolipoprotein observed. In five of our Phase 2 trials, TULIP, ROSE, OCEAN, ROSE2 and our Japan Phase 2b trial, evaluating obicetrapib as a monotherapy or a combination therapy with ezetimibe 10 mg, we observed statistically significant LDL-C lowering with side effects similar in frequency and severity to placebo including muscle related side effects and drug-related treatment-emergent serious adverse events. We have observed a favorable tolerability profile for obicetrapib in an aggregate of over 800 patients with dyslipidemia in our clinical trials to date. Furthermore, we believe that obicetrapib’s oral delivery, demonstrated activity at low doses, chemical properties and tolerability make it well-suited for combination approaches. We are developing a fixed dose combination of obicetrapib 10 mg and ezetimibe 10 mg, which has been observed to demonstrate even greater LDL-C reduction in our Phase 2b ROSE2 clinical trial.

Lowering of LDL-C, has been associated with major adverse cardiovascular events ("MACE") benefit in trials of LDL-C lowering drugs, including the REVEAL trial with the CETP inhibitor, anacetrapib. We are performing a cardiovascular outcomes trial (“CVOT”) to reconfirm this relationship.

Our goal is to develop and commercialize an LDL-C lowering monotherapy and a fixed-dose combination therapy, which offers the advantage of a single, low dose, once-daily oral pill, and fulfills the significant unmet need for an effective and convenient LDL-C lowering therapy. If we obtain marketing approval, we intend to commercialize obicetrapib for patients with atherosclerotic cardiovascular disease (“ASCVD”) and/or heterozygous familial hypercholesterolemia (“HeFH”) and elevated levels of LDL-C despite being treated with currently available optimal lipid lowering therapy.

We have partnered with Menarini, providing them with the exclusive rights to commercialize obicetrapib 10 mg either as a sole active ingredient product or in a fixed dose combination with ezetimibe in the majority of European countries, if approved. Subject to receipt of marketing approval, our current plan is to pursue development and commercialization of obicetrapib in the United States ourselves, and to consider additional partners for jurisdictions outside of the United States and the European Union (the “EU”), including in Japan and China. In addition to our partnership with Menarini, we may in the future utilize a variety of types of collaboration, license, monetization, distribution and other arrangements with other third parties relating to the development or commercialization, once approved, of obicetrapib or future product candidates or indications. We are also continually evaluating the potential acquisition or license of new product candidates.

As of March 31, 2024 we had cash of $481.1 million as compared to $340.5 million as of December 31, 2023. The increase in cash is primarily driven by the proceeds of the Offering (as defined below) and Warrant (as defined below) exercises partially offset by cash outflows related to research and development costs as we continue development of obicetrapib and increased spending on selling, general and administrative expenses to support our growing organization.

First Quarter 2024 Highlights

Follow-On Offering

On February 16, 2024, we completed an underwritten public offering (the “Offering”) of 5,871,909 of the Company's ordinary shares, nominal value €0.12 per share (the “Ordinary Shares”) at a public offering price of $19.00 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase 4,736,841 Ordinary Shares at a public offering price of $18.9999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 5,871,909 Ordinary Shares issued and sold in the Offering, 1,383,750 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The Ordinary Shares and Pre-Funded Warrants were issued and sold pursuant to an underwriting agreement among the Company and Jefferies LLC, Leerink Partners LLC, Piper Sandler & Co. and RBC Capital Markets, LLC, as representatives of the several underwriters listed on Schedule A thereto. The net proceeds to the Company from the Offering were $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

TANDEM Phase 3 Clinical Trial

On March 12, 2024, we announced the dosing of the first patient in TANDEM, a Phase 3 pivotal trial, to evaluate 10 mg obicetrapib and 10 mg ezetimibe as a fixed-dose combination used as an adjunct to diet and maximally tolerated lipid-lowering therapies to potentially enhance LDL-lowering in patients with HeFH, ASCVD or ASCVD risk equivalents. We anticipate enrolling approximately 400 patients in the United States who have a baseline LDL-C of ≥ 70 mg/dL.

PREVAIL Enrollment

On April 9, 2024, we announced that the enrollment target for PREVAIL, our Phase 3 CVOT, to evaluate the effects of 10 mg obicetrapib in participants with ASCVD on MACE (cardiovascular death, myocardial infarction, stroke and non-elective coronary revascularization) has met the enrollment target of 9,000 patients. We extended enrollment to the end of April and randomized a total of over 9,500 patients.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from the sale of pharmaceutical products. Our revenue has been solely derived from our license agreement with Menarini. Pursuant to the Menarini License, we received a non-refundable, non-creditable upfront amount of $120.9 million (€115.0 million) from Menarini on July 7, 2022, of which $98.6 million (€93.5 million) was recognized as revenue upon the execution of the Menarini License on June 23, 2022 and $4.1 million (€4.0 million) was subsequently recognized as revenue in 2022. In the three months ended March 31, 2024, $1.4 million of revenue was recognized related to the recognition of additional amounts of the deferred portion of the upfront payment received from Menarini. Additionally, in partial contribution to our costs of development of the licensed products, Menarini may pay us €27.5 million, payable in two equal annual installments. Due to the scientific uncertainties around the commercialization of the licensed products based on the success of clinical trials, out of our control, the fixed €27.5 million is considered constrained at contract execution and is not initially recognized within the transaction price until it becomes highly probable of no significant revenue reversal. At the end of each reporting period, we assess the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the fixed consideration associated with these payments within the transaction price.

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

Research and Development Expenses

Research and development expenses are recognized as an expense when incurred and are typically made up of costs from our clinical and preclinical activities, drug development and manufacturing costs, and costs for contract research organizations ("CROs") and investigative sites. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data provided by vendors of their actual costs incurred. At each balance sheet date, we estimate the level of services provided by vendors and the associated expenditure incurred for the services performed.

All such costs are for the purpose of advancing our product candidate to successfully complete clinical development, attain regulatory approval and, if approved, commercialize our product candidate. Much of our current focus in our ongoing Phase 3 trials is on patient recruitment and retention and data cleaning. Research and development expenses consist of the following:

•
clinical expenses primarily incurred by CROs assisting with our sponsored clinical trials and including clinical investigator costs, patient enrollments and costs of clinical sites;
•
manufacturing expenses arising from active pharmaceutical ingredient and drug product development as performed by our contract manufacturing organizations ("CMOs"), which are used in our clinical trials and research and development activities;
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

Interest Income

Interest income is recognized using the effective interest rate method. Finance income for the three months ended March 31, 2024 and 2023 is related to interest earned on cash balances.

Net Foreign Exchange Gain/Loss

Our exchange gain relates mainly to cash balances denominated in foreign currencies, but also to transactions denominated in foreign currencies. The Company's foreign currency exposure is mainly related to the Euro. As of March 31, 2024, our net exposure to foreign currency risk was $98.3 million, as compared to $114.3 million as of December 31, 2023.

Income Tax

We have a history of losses and therefore have de minimis amounts of corporate tax. We expect to continue incurring losses as we continue to invest in our clinical and preclinical development programs. Consequently, any deferred tax assets are fully offset by a valuation allowance on our balance sheet.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the three months ended March 31,
(In thousands of USD)	2024	2023	Change
Revenue	1,401	8,629	(7,228)
Operating Expenses:
Research and development expenses	42,430	40,420	2,010
Selling, general and administrative expenses	14,453	8,062	6,391
Total operating expenses	56,883	48,482	8,401
Operating Loss	(55,482)	(39,853)	(15,629)
Other income (expense):
Interest Income	3,083	943	2,140
Fair value change - earnout and warrants	(38,950)	(6,175)	(32,775)
Foreign exchange gains/(losses)	(2,418)	3,067	(5,485)
Loss before tax	(93,767)	(42,018)	(51,749)
Income tax expense	—	—	—
Loss for the period	(93,767)	(42,018)	(51,749)

Revenue

Revenue was $1.4 million for the three months ended March 31, 2024 compared to $8.6 million three months ended March 31, 2023, a decrease of $7.2 million or 84%. This decrease is largely due to the recognition of $5.4 million of revenue from the Menarini License related to a clinical development milestone achieved in the three months ended March 31, 2023 while no milestones were achieved during the three months ended March 31, 2024. The remaining decrease is due to recognition of $1.4 million of deferred revenue from the Menarini License related to the research and development performance obligation in the three months ended March 31, 2024 as compared to $3.2 million recognized in the three months ended March 31, 2023.

Research and Development Expenses

Research and development expenses were $42.4 million for the three months ended March 31, 2024 compared to $40.4 million for the three months ended March 31, 2023, an increase of $2.0 million or 5%. This was primarily driven by a:

•
$7.0 million increase in clinical expenses which related to our ongoing clinical trials. Costs related to our Phase 3 clinical trials increased by $7.3 million in the three months ended March 31, 2024 as compared to three months ended March 31, 2023. The increase related to Phase 3 clinical trials is slightly offset by a reduction of $0.3 million in costs related to Phase 1 and 2 clinical trials and other clinical expenses; and
•
$4.5 million decrease in manufacturing costs due to a $5 million decrease in costs related to drug substance validation which is partially offset by increased costs for clinical supply as we continue to plan and execute Phase 3 clinical trials.

The following table summarizes our selling, general and administrative expenses for the periods indicated:

	For the three months ended March 31,
(In thousands of USD)	2024	2023	Change
Clinical expenses	32,089	25,131	6,958
Non-clinical expenses	495	822	(327)
Personnel expenses	5,673	5,788	(115)
Manufacturing costs	3,661	8,154	(4,493)
Regulatory expenses	492	494	(2)
Other research and development costs	20	31	(11)
Total research and development expenses	42,430	40,420	2,010

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.5 million for the three months ended March 31, 2024 compared to $8.1 million for the three months ended March 31, 2023, an increase of $6.4 million or 79%. This was primarily driven by a:

•
$3.0 million increase in personnel expenses related to selling, general and administrative expenses primarily driven by our share-based compensation arrangements which account for $1.3 million of the increase. The remainder is largely due to increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization and operation as a public company; and
•
$3.5 million increase in marketing and communication expenses related to startup costs as we begin to build capabilities to support our planned commercial launch of obicetrapib, if approved.

The following table summarizes our research and development expenses for the periods indicated:

	For the three months ended March 31,
(In thousands of USD)	2024	2023	Change
Personnel expense	7,373	4,356	3,017
Intellectual property	470	222	248
Legal costs	531	614	(83)
Finance and administration	893	1,225	(332)
Marketing and communication	4,075	618	3,457
Commission expense	38	131	(93)
Facility-related and other costs	1,073	896	177
Total selling, general and administrative expenses	14,453	8,062	6,391

Interest Income

Interest income was $3.1 million for the three months ended March 31, 2024 compared to $0.9 million for the three months ended March 31, 2023, an increase of $2.2 million or 227%. This increase was driven by interest earned on cash balances.

Fair Value Change - Earnout and Warrants

Fair value change - earnout and warrants was a loss of $39.0 million for the three months ended March 31, 2024 compared to a loss of $6.2 million for the three months ended March 31, 2023. The change is driven by changes in the market price during the period for Ordinary Shares and Warrants which trade under the symbols "NAMS" and "NAMSW," respectively.

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a loss of $2.4 million for the three months ended March 31, 2024 compared to a gain of $3.1 million for the three months ended March 31, 2023. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $93.8 million for the three months ended March 31, 2024 compared to $42.0 million for the three months ended March 31, 2023, an increase of $51.8 million. The individual components of the change are described above.

Liquidity and Capital Resources

Overview

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of obicetrapib. As a result, we are not yet profitable and have incurred losses in each annual period since our inception. As of March 31, 2024, we had an accumulated loss of $410.7 million. We expect to continue to incur significant losses for the foreseeable future.

We have historically funded our operations primarily through private and public placements of shares, the sale of convertible notes, proceeds from the Menarini License and the proceeds from the closing of the transactions contemplated by the Business Combination Agreement, dated July 25, 2022 (the "Business Combination Agreement"), by and among the Company, NewAmsterdam Pharma Holding B.V., Frazier Lifesciences Acquisition Corporation ("FLAC"), and NewAmsterdam Pharma Investment Corporation (the “Business Combination”). As of March 31, 2024, we had cash of $481.1 million.

Sources of Liquidity

Follow-on Offering

On February 16, 2024, we completed the Offering of 5,871,909 Ordinary Shares at a public offering price of $19.00 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, Pre-Funded Warrants to purchase 4,736,841 Ordinary Shares at a public offering price of $18.9999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 5,871,909 Ordinary Shares issued and sold in the Offering, 1,383,750 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The Ordinary Shares and Pre-Funded Warrants were issued and sold pursuant to an underwriting agreement among the Company and Jefferies LLC, Leerink Partners LLC, Piper Sandler & Co. and RBC Capital Markets, LLC, as representatives of the several underwriters listed on Schedule A thereto. The net proceeds to the Company from the Offering were $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

At-the-Market Offering

On December 7, 2023, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $150 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the three months ended March 31, 2024, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

Menarini License

On June 23, 2022, we entered into the Menarini License, pursuant to which we granted Menarini an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property and our regulatory documentation to undertake post approval development activities and commercialize the Licensed Products, for any use in the Menarini Territory. Pursuant to the Menarini License, Menarini made a non-refundable, non-creditable upfront payment to us of €115 million. Menarini has also committed to providing us €27.5 million in funding for the research and development activities related to the Licensed Products over two years, together with bearing 50% of any development costs incurred in respect of the pediatric population in the Menarini Territory. We are also eligible to receive up to €863 million upon the achievement of various clinical, regulatory and commercial milestones. If obicetrapib is approved, and successfully commercialized by Menarini, we will be entitled to tiered royalties ranging from the low double-digits to the mid-twenties as a percentage of net sales in the Menarini Territory, with royalty step-downs in the event of generic entrance or in respect of required third-party IP payments. See the section titled “Business—Commercial” contained in our Annual Report for a full description of the Menarini License.

As of March 31, 2024, we have received a total of €5 million in milestone payments from Menarini none of which was received in the three months ended March 31, 2024.

Warrants

In the three months ended March 31, 2024, 1,022,548 Warrants were exercised at an exercise price of $11.50 per Ordinary Share generating gross proceeds of $10.0 million. As of March 31, 2024, we had another 2,994,673 outstanding Warrants to purchase 2,994,673 Ordinary Shares, exercisable at an exercise price of $11.50 per share, which expire on November 23, 2027, at 5:00 p.m., Eastern Standard Time. Based on the exercise price of the Warrants, we may receive up to $34.4 million assuming the exercise of all Warrants outstanding as of March 31, 2024. From April 1, 2024 through May 3, 2024 a total of 255,702 additional Warrants were exercised generating gross proceeds of $2.9 million. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Ordinary Shares and the spread between the exercise price of the Warrant and the price of an Ordinary Share at the time of exercise. For example, to the extent that the trading price of the Ordinary Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the trading price of the Ordinary Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. The exercise price of the Warrants has at times exceeded the market price of the Ordinary Shares. To the extent that the price of our Ordinary Shares is below $11.50, we believe that the Warrant holders will be unlikely to cash exercise their warrants, resulting in little to no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their expiration and, as such, certain unexercised Warrants may expire worthless. As such, it is possible that we may never generate any additional cash proceeds from the exercise of our Warrants. We have not included, and do not intend to include, any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability that the Warrants are exercised over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
(In thousands of USD)	2024	2023
Net cash (used in)/provided by operating activities	(54,602)	(31,863)
Net cash used in investing activities	(385)	(7)
Net cash provided by financing activities	198,180	2,392
Foreign exchange differences	(2,496)	3,062
Cash at the beginning of the period	340,450	467,728
Cash at the end of the period	481,147	441,312

Net Cash Flows Used In Operating Activities

Net cash flows used in operating activities was $54.6 million in the three months ended March 31, 2024 compared to $31.9 million in the three months ended March 31, 2023, an increase of $22.7 million. This change was primarily due to an increase in research and development and selling general administrative expenditures, the underlying reasons for which are described above.

Net Cash Flows Used In Investing Activities

Net cash flows used in investing activities was $0.4 million in the three months ended March 31, 2024 compared to $0.0 million in the three months ended March 31, 2023, an increase of $0.4 million. The change is primarily due to investments in the three months ended March 31, 2024 in software for internal use.

Net Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities was $198.2 million in the three months ended March 31, 2024 compared to $2.4 million in the three months ended March 31, 2023, an increase of $195.8 million. This change was primarily related to the Offering which generated net proceeds of $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The remaining change is due to an $8.6 million increase in the proceeds received from the exercise of Warrants, offset by a $0.5 million net outflow upon the exercise of options after taking into account the payment of related withholding taxes.

Operating Capital and Capital Expenditure Requirements

Third-Party Service Agreements

We have entered into a variety of agreements and financial commitments in the normal course of business with CROs, CMOs, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at March 31, 2024 they are estimated to be a maximum of $14.9 million due within one year and $4.3 million due in more than a year. As at March 31, 2024, we had cash of $481.1 million which is sufficient to fund these obligations.

Leases

We are party to a services agreement (the "Naarden Lease") pursuant to which an affiliate of Forbion leased us office space and the office lease agreement with Renaissance Aventura LLC, dated May 24, 2021 (the “Miami Lease”). Under the Naarden Lease, we are obligated to pay €40 thousand per year in rent. The Naarden Lease will continue until terminated by either us or the landlord. Pursuant to the Miami Lease, we are required to pay annual rent ranging from $69 thousand to $75 thousand, increasing from the low end of the range to the higher end of the range for each year of the lease. The Miami Lease will expire by its terms on October 31, 2024, unless terminated earlier by either party pursuant to the terms of the Miami Lease.

Menarini License

We will be responsible for the development and commercialization costs related to Licensed Products other than those in the Menarini Territory. In addition, under specified conditions of the agreement, we agreed to bear 50% of certain development costs incurred by the other party in the development of the Licensed Products in the Menarini Territory. Please see the section “Business—Marketing and Sales” contained in the Annual Report for a description of the Menarini License.

Critical Accounting Policies and Estimates

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

See Note 2 to our consolidated financial statements in the Annual Report and Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a summary of significant accounting policies and the effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our principal financial liabilities consist of trade and other payables lease liability, derivative warrant liabilities and derivative earnout liability. The main purpose of these financial liabilities is to finance our day-to-day operations. Our financial assets consist of prepayments and other receivables and cash, that are derived from our operating activities and funding.

We are exposed to market risk, credit risk and liquidity risk. Our senior management oversees the management of these risks. The Company's Board of Directors (the "Board of Directors") reviews and approves policies for managing each of these risks, which are summarized below.

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

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to cash and trade and other payables denominated in currencies other than our functional currency, the U.S. Dollar. As of March 31, 2024, our net exposure to foreign currency risk was $98.3 million, mainly related to the Euro. As of March 31, 2024, the effect of a hypothetical 1% change in exchange rates on currencies denominated in other than our functional currency would result in a potential change in future earnings in our consolidated statement of operations of approximately $0.9 million.

We partly manage our foreign currency risk by selectively holding foreign currency in our cash to offset foreign currency exposures from lease liabilities and trade and other payables. We plan to use this cash to settle future expenses we expect to incur in those foreign currencies.

Other Market Price Risk

As a result of the Business Combination, we have derivative warrant liabilities and a derivative earnout liability which are measured at fair value through profit or loss. As at March 31, 2024 the fair value of the derivative warrant liabilities and the derivative earnout liability were $33.1 million and $16.5 million, respectively. The value of the derivative warrant liability is directly correlated to the market price of a publicly traded Warrant which is traded under the symbol NAMSW. With all other variables held constant, a 1% change in the market price of NAMSW would change the value of the derivative warrant liability by 1% or $0.3 million. The value of the derivative earnout liability is directly correlated to the market price of a publicly traded Ordinary Share which is traded under the symbol NAMS. With all other variables held constant, a 1% change in the market price of NAMS would change the value of the derivative earnout liability by 1% or $0.2 million.

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

We perform research and development activities and do not yet have any sales. We are able to reclaim value added tax, which is recoverable from tax authorities. Management periodically reviews the recoverability of the balance of input value added tax and believes it is fully recoverable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2024. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective due to the un-remediated material weaknesses in internal control, previously disclosed in the Annual Report:

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

Notwithstanding the material weaknesses, management has concluded that our financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with US-GAAP for each of the periods presented herein.

Remediation

The Company's management, under the oversight of the Audit Committee, is committed to further strengthen and maintain a strong internal control environment and has continued in 2024 the process of executing its remediation plan which included the following measures:

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
•
implemented a new ERP system;
•
established segregation of duties and management review and approvals across all key business processes, applications and controls over information technology;
•
designed and implemented controls over the preparation and review of journal entries and financial statements;
•
designed and implemented controls over financial reporting and information technology; and
•
implemented management audit tooling to follow up on control performance.

Although the above listed measures were implemented during 2023 and performance continued in the first quarter of 2024, management is still in the process of testing the implemented controls and refining the remediation plan based on the results. Therefore management does not consider the identified material weaknesses to be fully remediated yet. Management is committed to further strengthen its internal control environment in fiscal year 2024.

Changes in Internal Controls over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act), during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

An investment in our Ordinary Shares is risky. In addition to the other information in this Quarterly Report, you should carefully consider the following risk factors in evaluating us and our business. If any of the events described in the following risk factors were to occur, our business, financial condition, results of operation and future growth prospects would likely be materially and adversely affected. In that event, the trading price of our Ordinary Shares could decline, and you could lose all or a part of your investment in our Ordinary Shares. Therefore, we urge you to carefully review this entire report and consider the risk factors discussed below. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, financial condition, operating results or prospects. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

*We are a clinical-stage company with limited operating history, no approved products and no historical product revenues, which makes it difficult to assess our future prospects and financial results. We have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any product revenue or become profitable or, if we achieve profitability, may not be able to sustain it.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing and undertaking clinical trials of our product candidate, obicetrapib. We are not profitable and have not generated product revenue from operations. We have historically incurred net losses since we commenced operations in October 2019. For the year-to-date period ended March 31, 2024, we incurred a net loss of $93.8 million and as of March 31, 2024 we had an accumulated deficit of $410.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, considering the current research and development stage of our activities, as we do not have products approved for commercial sale. Our ability to ultimately achieve recurring product revenues and profitability is dependent upon our ability to successfully complete the development of obicetrapib and obtain necessary regulatory approvals for, and successfully manufacture, market and commercialize, our product together with our partners.

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

Since our inception, almost all of our resources have been dedicated to the clinical development of obicetrapib. While we have been successful in the past in obtaining financing, we expect to continue to spend substantial amounts to continue the clinical development of our product candidate. As of March 31, 2024, we had cash of $481.1 million.

We may require additional capital to pursue clinical activities, complete clinical trials, and obtain regulatory approval for and commercialize obicetrapib. In addition, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, convertible debt or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. Even if we believe that we will have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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
•
unless we have received a deferral or waiver, our ability to complete successfully any pediatric clinical trials agreed pursuant to the Pediatric Research Equity Act or its EU equivalent;
•
that the Phase 3 clinical trials, even if successfully completed, will be sufficient to support a new drug application ("NDA") submission;
•
the prevalence and severity of adverse events ("AEs") associated with obicetrapib;
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

As a company, we have never progressed a product candidate through to regulatory approval. We have not previously submitted an NDA, an EU marketing authorization application ("MAA") or any similar drug approval filing to the FDA, the EMA or any comparable regulatory authority for any product candidate, and we cannot be certain that obicetrapib will be successful in clinical trials or receive regulatory approval. Further, obicetrapib may not receive regulatory approval even if it is successful in clinical trials. Even if we successfully obtain regulatory approvals to market our product candidate, our revenues will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights or share in revenues from the exercise of such rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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
•
obtain and maintain investigational review board (“IRB”) or independent ethics committee (“EC") approval in foreign jurisdictions, at each clinical trial site;
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

We cannot be certain of the timely completion or outcome of any of our future preclinical testing and studies, if any, on obicetrapib. We cannot be sure that the FDA, local regulatory authorities in the EU or other comparable regulatory authorities (including the Medicines and Healthcare products Regulatory Agency in the United Kingdom (“MHRA”), the Japan Pharmaceuticals and Medical Devices Agency in Japan (“PMDA”) and the China National Medical Products Administration in China (“NMPA”)) will accept the outcome of our preclinical testing and studies as sufficient to support the submission of an IND, clinical trial authorizations (“CTAs”) or similar applications for any of our programs which may result in us being unable to submit INDs, CTAs or similar applications or result in FDA, local regulatory authorities in the EU or other comparable regulatory authority refusing to allow clinical trials to begin. Furthermore, Phase 3 clinical trials often produce unsatisfactory results even though prior clinical trials were successful. Moreover, the results of clinical trials may be unsatisfactory to the FDA, the EMA, the MHRA, the PMDA, the NMPA or other comparable regulatory authorities even if we believe those clinical trials to be successful. The FDA, the EMA, the MHRA, the PMDA, the NMPA or other comparable regulatory authorities may suspend one or all of our clinical trials or require that we conduct additional clinical, preclinical, manufacturing, validation or drug product quality studies and submit that data before considering or reconsidering any NDA or comparable foreign regulatory application that we may submit. Depending on the extent of these additional studies, approval of any applications that we submit may be significantly delayed or may cause the termination of such programs, or may require us to expend more resources than we have available. The FDA, the EMA, the MHRA, the PMDA, the NMPA or other comparable regulatory authorities can delay, limit or deny approval of our product candidate for many reasons, including:

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

Our ongoing clinical trials are being conducted both within and outside the United States, and we intend to conduct portions of our future clinical trials outside the United States. The acceptance of clinical trial data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice ("GCP") regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In cases where data from foreign clinical trials are intended to serve as the basis for marketing authorizations in the EU, the EMA and/or local regulatory authorities in EU member states require that such clinical trials follow the principles that are equivalent to the clinical trial requirements set out under relevant EU legislation, including with respect to ethical and GCP standards. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that any United States or foreign regulatory authority would accept data from clinical trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

If the FDA, the EMA or other comparable regulatory authority approves obicetrapib, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements and continued compliance with current good manufacturing practices ("cGMPs") and GCPs for any clinical trials that we conduct post-approval. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. The EU similarly has in force falsified medicines rules, which require appropriate packaging, labeling, registration and tracking of certain medicinal products to ensure the detection of counterfeit medicinal products, and associated reporting requirements. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Although we have hired a chief commercial officer, we do not have a complete sales or marketing infrastructure and, as a Company, have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization or enter into collaboration, distribution and other marketing arrangements with one or more third parties to commercialize such product candidate. In the United States, we intend to build a commercial organization to target areas with the greatest incidence of high cardiovascular risk with residual elevation of LDL-C and recruit experienced sales, marketing and distribution professionals. The development of sales, marketing, and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. We may decide to work with regional specialty pharmacies, distributors and/or multi-national pharmaceutical companies to leverage their commercialization capabilities to commercialize any product candidate for which we may obtain regulatory approval outside of the United States or certain areas of Europe.

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

As of March 31, 2024, we had 40 employees and 13 consultants. We expect to continue to expand our development, quality, sales, managerial, operational, finance, marketing and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize obicetrapib, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

The FDA, the EMA or other comparable regulatory authorities strictly regulate the promotional claims that may be made about prescription drug products, such as obicetrapib, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA, the EMA or other comparable regulatory authorities as reflected in the product’s approved labeling. For example, if we receive marketing approval for obicetrapib for cardiometabolic disease, physicians, in their professional medical judgment, may nevertheless prescribe obicetrapib to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label use, we may become subject to significant liability under the Federal Food, Drug, and Cosmetic Act (the “FDCA") and other statutory authorities, such as laws prohibiting false claims for reimbursement. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation with physicians, patients and caregivers, and our position within the industry.

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

The estimates and assumptions included in this Quarterly Report and the exhibits attached, include, among others: expectations regarding our cash runway; estimates of the total addressable market for cardio metabolic disease patients with significant unmet need; assumptions regarding our ability to obtain reimbursement for our product candidate, if approved; assumptions regarding performance under existing partner agreements, including the Menarini License; and assumptions regarding our ability to obtain regulatory approval and the timing of obtaining such approvals, if ever. These estimates and assumptions are subject to various factors beyond our control, including, for example, changes in the supply of drug products required for our clinical trials, increased costs for such drugs, changes in the regulatory or competitive environment, delays in our clinical trials or in obtaining regulatory approvals, lower than expected rates of reimbursement on our product candidate, if approved, the imposition or heightening of sanctions or other economic or military measures in relation to the wars in Ukraine and Israel, and changes in our executive team. Accordingly, our future financial condition and results of operations may differ materially from our estimates.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) which amended the FDCA, a company may file an abbreviated new drug application ("ANDA") seeking approval of a generic version of an approved innovator product. Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates and our technology, one or more of our U.S. patents that we may own in the future may be eligible for limited patent term extension under Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”), a law intended, among other things, to broaden access to health insurance, improve quality of care, and reduce or constrain the growth of healthcare spending. The ACA, among other things, imposed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, added a provision to increase the Medicaid rebate for line extensions or reformulated drugs, established annual fees on manufacturers and importers of certain branded prescription drugs and biologic agents, promoted a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program; and imposed a number of substantial new compliance provisions related to pharmaceutical companies’ interactions with healthcare practitioners. The ACA also expanded eligibility for Medicaid programs and introduced a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and a new Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). President Biden issued an Executive Order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") into law, which sets forth meaningful changes to drug product reimbursement by Medicare. Among other actions, the IRA permits U.S. Department of Health and Human Services ("HHS") to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan designated drugs for which the only approved indication (or indications) is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D, and fail to fall within a statutory exclusion, such as that for an orphan drug, those products could, after a period of time, be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increased the cost of a covered Medicare Part B or Part D approved product faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.

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

EU data protection laws including the European General Data Protection Regulation 2016/679 (“GDPR”) impose strict requirements relating to the processing of personal data, including special protections for “special categories of personal data” which includes, without limitation, health and genetic information of data subjects residing in the EU. The GDPR also generally prohibits the transfer of personal information from the EU to the United States and most other foreign jurisdictions unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. There is uncertainty regarding how to ensure that transfers of personal information from the EU to the United States comply with the GDPR. As such, any transfers by us, or our vendors, of personal information from the EU may not comply with EU data protection laws; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand for our services from companies subject to EU data protection laws. Loss of our ability to transfer personal information from the EU may also require us to increase our data processing capabilities in those relevant jurisdictions at significant expense.

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

Further, regulations promulgated pursuant to the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)impose privacy, security and breach notification obligations on health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information (“PHI”) and requires the implementation of administrative, physical and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity and availability of electronic PHI. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

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

A U.S. Holder (as defined below) generally will be subject to additional U.S. federal income taxes and interest charges on the gain from a sale of Ordinary Shares or the warrants to purchase Ordinary Shares initially issued as part of the FLAC initial public offering (the "Public Warrants"), and the warrants to purchase Ordinary Shares initially issued as part of a unit issued in a private placement concurrently with the closing of FLAC’s initial public offering (the “Private Placement Warrants,” and together with the Public Warrants, the "Warrants") and on receipt of an “excess distribution” with respect to Ordinary Shares or any of its non-U.S. subsidiaries. A U.S. Holder of stock of a PFIC generally may mitigate these adverse U.S. federal income tax consequences, however, by making a “qualified electing fund” election or a “mark-to-market” election. If we determine that we and/or any of our subsidiaries is a PFIC for any taxable year, we intend to provide a U.S. Holder such information as the United States Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election with respect to the Company and/or such non-U.S. subsidiaries, but there can be no assurance that we will be able to timely provide such required information.

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

We filed a registration statement on Form F-1 (Registration No. 333-268888), as most recently amended by the post-effective amendment No. 3 on Form S-3, registering up to 60,395,006 Ordinary Shares (the “Resale Shares”) for resale by certain of our securityholders. The Resale Shares represent a substantial percentage of our outstanding Ordinary Shares and Warrants, and the sales of such securities, or the perception that those sales might occur, could depress the market price of our Ordinary Shares and Warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Ordinary Shares and Warrants but the sale of a large number of securities could result in a significant decline in the public trading price of our securities.

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

For more information on relevant provisions of Dutch corporation law and of the Articles of Association, see the description of our capital stock included in Exhibit 4.4 to the Annual Report and our Articles of Association filed as Exhibit 3.1 to this Quarterly Report.

The market price and trading volume of the Ordinary Shares and Public Warrants may be volatile and could decline significantly.

The Nasdaq Global Market on which we have listed the Ordinary Shares and Public Warrants under the symbols “NAMS” and “NAMSW,” respectively, have from time to time experienced significant price and volume fluctuations. There may not be an active trading market for Ordinary Shares, which may make it difficult to sell such shares. Even if an active, liquid and orderly trading market develops and is sustained for the Ordinary Shares and Public Warrants, the market price of the Ordinary Shares and Public Warrants may be volatile and could decline significantly. In addition, the trading volume in the Ordinary Shares and Public Warrants may fluctuate and cause significant price variations to occur. If the market price of the Ordinary Shares and Public Warrants decline significantly, you may be unable to resell your shares or warrants at or above the price at which you acquired the Ordinary Shares and/or Public Warrants. We cannot assure you that the market price of the Ordinary Shares and Public Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

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

On the date of this Quarterly Report, (i) there is no treaty in force between the United States and the Netherlands for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters and (ii) both the Hague Convention on Choice of Court Agreements (2005) and the Hague Judgments Convention (2019) have entered into force for the Netherlands, but have not entered into force for the United States. Consequently, a judgment rendered by a court in the United States will not automatically be recognized and enforced by the competent Dutch courts. However, if a person has obtained a judgment rendered by a court in the United States that is enforceable under the laws of the United States and files a claim with the competent Dutch court, the Dutch court will in principle give binding effect to that United States judgment if (i) the jurisdiction of the United States court was based on a ground of jurisdiction that is generally acceptable according to international standards, (ii) the judgment by the United States court was rendered in legal proceedings that comply with the Dutch standards of proper administration of justice including sufficient safeguards (behoorlijke rechtspleging), (iii) binding effect of such United States judgment is not contrary to Dutch public order (openbare orde) and (iv) the judgment by the United States court is not incompatible with a decision rendered between the same parties by a Dutch court, or with a previous decision rendered between the same parties by a foreign court in a dispute that concerns the same subject and is based on the same cause, provided that the previous decision qualifies for recognition in the Netherlands. Even if such a United States judgment is given binding effect, a claim based thereon may, however, still be rejected if the United States judgment is not or no longer formally enforceable. Moreover, if the United States judgment is not final (for instance when appeal is possible or pending) a competent Dutch court may postpone recognition until the United States judgment will have become final, refuse recognition under the understanding that recognition can be asked again once the United States judgment will have become final, or impose as a condition for recognition that security is posted.

A competent Dutch court may deny the recognition and enforcement of punitive damages or other awards. Moreover, a competent Dutch court may reduce the amount of damages granted by a United States court and recognize damages only to the extent that they are necessary to compensate actual losses or damages. Finally, there may be specific other instances, including pursuant to anti-boycott rules and regulations, where Dutch law prohibits the recognition and enforcement of a United States judgment. Thus, United States investors may not be able, or may experience difficulty, to enforce a judgment obtained in a United States court against us or our officers.

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

*Our principal stockholders and management own a significant percentage of our common stock, have representation on the Board of Directors and will be able to control matters subject to shareholder approval.

As of March 31, 2024, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 68% of our outstanding Ordinary Shares (assuming that none of the 1,886,137 Earnout Shares have been issued). Certain of our directors are also affiliated with certain of our greater than 5% shareholders. As a result of the foregoing, these shareholders may be able to significantly influence the outcome of matters submitted for director action, subject to obligation of the Board of Directors to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of the Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. The influence of these shareholders over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of our Ordinary Shares to decline or prevent our shareholders from realizing a premium over the market price for their Ordinary Shares. Investors in our Ordinary Shares should consider that the interests of these shareholders may differ from their interests in material respects.

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

In connection with the preparation of our financial statements at and for the years ended December 31, 2023, 2022 and 2021 and the three months ended March 31, 2024, our management identified material weaknesses in the design of our internal control over financial reporting across the principles for each component of the COSO framework at the entity level (i.e. control environment, risk assessment, monitoring, information & communication and control activities) and accordingly, across its business and IT processes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis. Specifically, the material weaknesses that were identified, individually or in the aggregate, included the following:

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

As a result of the material weakness in our internal controls over financial reporting, our management has concluded that as of December 31, 2023 and March 31, 2024, our disclosure controls and procedures were not effective. As described in more detail in the section titled “Controls and Procedures—Evaluation of Disclosure Controls and Procedures”, our management, under the oversight of the Audit Committee, has begun taking steps in an effort to remediate the identified material weaknesses, which steps consist primarily of engaging additional personnel and establishing the internal control framework. We are continuing to evaluate additional controls and procedures that may be required to remediate the identified material weaknesses. Our identified material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and the management has concluded, through testing, that these controls are operating effectively.

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

We have the ability to redeem all outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the closing price of the Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of the redemption is given to the warrant holders (the “Reference Value”). If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants as described above could force you to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by Frazier Lifesciences Sponsor LLC or its permitted transferees.

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

*Warrants and options to purchase Ordinary Shares will become exercisable for Ordinary Shares, which would increase the number of shares eligible for future resale in the public market and result in dilution to shareholders.

As of March 31, 2024, we had Warrants to purchase an aggregate of 2,994,673 Ordinary Shares and Pre-Funded Warrants to purchase an aggregate of 4,736,841 Ordinary Shares outstanding. The exercise price of the Warrants and Pre-Funded Warrants is $11.50 per share and $0.0001 per share, respectively. To the extent such warrants are exercised, additional Ordinary Shares will be issued, which will result in dilution to the holders of Ordinary Shares and increase the number of Ordinary Shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants and Pre-Funded Warrants may be exercised could adversely affect the market price of Ordinary Shares. To the extent that the Warrants are “out-of-the-money” we do not expect that all of the Warrant holders will exercise their Warrants. As such, there is no guarantee that the Warrants will ever be exercised. As of March 31, 2024, there were 19,333,254 shares issuable upon the exercise of options granted under the LTIP, Rollover Plan and Supplementary LTIP at a weighted average exercise price of $9.18. If the options are exercised, there may be additional Ordinary Shares offered which may further adversely affect the market price of our Ordinary Shares.

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

The Warrant Assumption Agreement provides that (i) the terms of the Warrants may be amended without the consent of any holder for the purpose of (a) curing any ambiguity or correct any mistake, including to conform the provisions of the Warrant Assumption Agreement to the description of the terms of such warrants and the Warrant Assumption Agreement set forth in the Annual Report, or defective provision, (b) amending the definition of “Ordinary Cash Dividend” as contemplated by and in accordance with the Warrant Assumption Agreement or (c) adding or changing any provisions with respect to matters or questions arising under the Warrant Assumption Agreement as the parties to the Warrant Assumption Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of such warrants under the Warrant Assumption Agreement and (ii) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding Public Warrants; provided that any amendment that solely affects the terms of the Private Placement Warrants or any provision of the Warrant Assumption Agreement solely with respect to the Private Placement Warrants will require at least 50% of the then outstanding Private Placement Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although the ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Ordinary Shares purchasable upon exercise of a warrant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

Except as set forth below, during the three months ended March 31, 2024, none of our officers or directors adopted, amended or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On March 29, 2024, Douglas Kling, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 431,144 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement’s expiration date is June 13, 2025.

On March 28, 2024, NAP PoolCo B.V. (“PoolCo”) adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 2,950,000 Ordinary Shares, subject to certain price thresholds and other conditions. Transactions under the arrangement may not be commenced until the later of 90 days after its adoption or two business days following the filing of this Quarterly Report on Form 10-Q. The arrangement’s expiration date is June 28, 2026.

PoolCo is a Dutch limited liability company that holds Ordinary Shares on behalf of its shareholders and is controlled by Forbion International Management B.V., of which Sander Slootweg, a member of our Board of Directors, is one of the directors. The 2,950,000 Ordinary Shares subject to potential sale under the arrangement are Ordinary Shares held by ForGrowth NAP B.V. (“ForGrowth”). The shareholders of ForGrowth are Forbion Capital Fund IV Coöperatief U.A. (“Forbion IV”) and (Forbion Growth Opportunities Fund I Coöperatief U.A. (“Forbion Growth”).

The investment committees of each of Forbion IV and Forbion Growth, have the voting and investment power over the shares held by ForGrowth. Mr. Slootweg is one of the members of the investment committee of Forbion IV as well as a partner of Forbion IV Management B.V. (“Forbion IV Management”). Messrs. Joustra and Slootweg are each one of the members of the investment committee of Forbion Growth and a partner of Forbion Growth Management B.V. (“Growth Management”). Forbion IV Management and Growth Management are the directors of Forbion IV and Forbion Growth, respectively, but does not have beneficial ownership of the securities referenced above. Both Messrs. Joustra and Slootweg disclaim beneficial ownership of the shares held by PoolCo except to the extent of their proportionate pecuniary interest therein.

There were no “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, entered into or terminated during the three months ended March 31, 2024.

Item 6. Exhibits.

Incorporated by Reference to Filings Indicated
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	English translation of the Deed of Conversion and Articles of Association of NewAmsterdam Pharma Company N.V.	20-F	001-41562	1.1	11/28/22
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAmsterdam Pharma Company N.V.

Date: May 8, 2024	By:	/s/ Michael Davidson
Michael Davidson, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Ian Somaiya
Ian Somaiya
Chief Financial Officer
(Principal Financial Officer)