Form 10-Q
period 2024-06-30
NewAmsterdam Pharma Co N.V.
filed 2024-08-07
CIK 1936258

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 90,015,357 ordinary shares, nominal value €0.12 per share, outstanding.

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

Risks Related to Our Business and Strategy

•
We have expanded and expect to continue expanding our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
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
•
We will no longer qualify as an “emerging growth company” as of December 31, 2024 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
(In thousands of USD)
Assets
Current assets:
Cash	430,708	340,450
Prepayments and other receivables	14,644	6,341
Total current assets	445,352	346,791
Property, plant and equipment, net	234	46
Operating right of use asset	554	55
Intangible assets	542	170
Long term prepaid expenses	8	35
Total assets	446,690	347,097
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	5,275	16,923
Accrued expenses and other current liabilities	10,194	11,398
Deferred revenue, current	6,059	8,942
Lease liability, current	234	60
Derivative warrant liabilities	23,545	12,574
Total current liabilities	45,307	49,897
Deferred revenue, net of current portion	222	1,019
Lease liability, net of current portion	328	-
Derivative earnout liability	13,394	7,788
Total liabilities	59,251	58,704
Commitments and contingencies (Note 10)
Shareholders' Equity (deficit):
Ordinary shares, €0.12 par value; 400,000,000 shares authorized; 90,015,357 and 82,469,768 shares issued and outstanding as at June 30, 2024 and December 31, 2023, respectively	11,151	10,173
Additional paid-in capital	821,613	590,771
Accumulated loss	(449,747)	(316,973)
Accumulated other comprehensive income	4,422	4,422
Total shareholders' equity	387,439	288,393
Total liabilities and shareholders' equity	446,690	347,097

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
(In thousands of USD, except per share amounts)
Revenue	2,279	1,717	3,680	10,346
Operating expenses:
Research and development expenses	38,379	34,341	80,809	74,761
Selling, general and administrative expenses	16,475	9,858	30,928	17,920
Total operating expenses	54,854	44,199	111,737	92,681
Operating loss	(52,575)	(42,482)	(108,057)	(82,335)
Other income (expense):
Interest income	4,870	4,613	7,953	5,556
Fair value change – earnout and warrants	9,692	(350)	(29,258)	(6,525)
Foreign exchange gains/(losses)	(994)	(72)	(3,412)	2,995
Loss before tax	(39,007)	(38,291)	(132,774)	(80,309)
Income tax expense	—	—	—	—
Loss and comprehensive loss for the period	(39,007)	(38,291)	(132,774)	(80,309)
Net loss per ordinary share
Basic and diluted	$(0.41)	$(0.47)	$(1.45)	$(0.98)

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Shareholders' Equity (Deficit)

(Unaudited)

(In thousands of USD, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated Loss	Cumulative Translation Adjustments	Total Shareholders' Equity
Balance at December 31, 2022	81,559,780	10,055	555,625	(140,036)	4,422	430,066
Exercise of warrants	208,032	27	2,671	—	—	2,698
Share-based compensation	—	—	7,663	—	—	7,663
Total loss and comprehensive loss for the period	—	—	—	(42,018)	—	(42,018)
As at March 31, 2023	81,767,812	10,082	565,959	(182,054)	4,422	398,409
Exercise of warrants	541,609	70	7,444	—	—	7,514
Exercise of stock options	14,910	2	103	—	—	105
Share-based compensation	—	—	5,606	—	—	5,606
Total loss and comprehensive loss for the period	—	—	—	(38,291)	—	(38,291)
As at June 30, 2023	82,324,331	10,154	579,112	(220,345)	4,422	373,343

Balance at December 31, 2023	82,469,768	10,173	590,771	(316,973)	4,422	288,393
Issuance of Ordinary Shares and Pre-Funded Warrants, net of issuance costs	5,871,909	759	189,207	—	—	189,966
Exercise of warrants	926,698	121	19,674	—	—	19,795
Exercise of stock options	452,461	60	(609)	—	—	(549)
Share-based compensation	—	—	7,965	—	—	7,965
Total loss and comprehensive loss for the period	—	—	—	(93,767)	—	(93,767)
As at March 31, 2024	89,720,836	11,113	807,008	(410,740)	4,422	411,803
Exercise of warrants	294,521	38	6,268	—	—	6,306
Share-based compensation	—	—	8,337	—	—	8,337
Total loss and comprehensive loss for the period	—	—	—	(39,007)	—	(39,007)
As at June 30, 2024	90,015,357	11,151	821,613	(449,747)	4,422	387,439

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2024	2023
(In thousands of USD)
Operating activities:
Loss for the period	(132,774)	(80,309)
Non-cash adjustments to reconcile loss before tax to net cash flows:
Depreciation and amortization	34	22
Non-cash rent expense	3	3
Fair value change - derivative earnout and warrants	29,258	6,525
Foreign exchange (gains)/losses	3,412	(2,995)
Share-based compensation	16,208	13,174
Changes in working capital:
Changes in prepayments (current and non-current) and other receivables	(8,276)	4,038
Changes in accounts payable	(11,656)	1,410
Changes in accrued expenses and other current liabilities	(1,110)	1,925
Changes in deferred revenue	(3,680)	(4,961)
Net cash (used in)/provided by operating activities	(108,581)	(61,168)
Investing activities:
Purchase of property, plant and equipment, including internal use software	(594)	(12)
Net cash used in investing activities	(594)	(12)
Financing activities:
Proceeds from offering of Ordinary Shares and Pre-Funded Warrants	190,481	—
Transaction costs on issue of Ordinary Shares and Pre-Funded Warrants	(515)	—
Proceeds from exercise of warrants	13,421	8,621
Proceeds from exercise of options	440	105
Payment of withholding taxes related to net share settlement of exercised options	(989)	—
Net cash provided by financing activities	202,838	8,726
Net change in cash	93,663	(52,454)
Foreign exchange differences	(3,405)	1,432
Cash at the beginning of the period	340,450	467,728
Cash at the end of the period	430,708	416,706
Noncash financing and investing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	562	—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements should be read together with our audited financial statements and accompanying notes for year ended December 31, 2023, included in our Annual Report on Form 10-K (the "Annual Report"), filed with the SEC on February 28, 2024. Any terms not defined herein take the meaning as defined in the Annual Report. The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023 included herein has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year. The unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries. Any reference in these notes to the applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

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

Note 3. Revenue

Revenue consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands of USD)	2024	2023	2024	2023
License revenue attributed from license performance obligation	—	—	—	5,385
License revenue attributed from R&D performance obligation	2,279	1,717	3,680	4,961
Total revenue	2,279	1,717	3,680	10,346

All revenue recognized from the R&D performance obligation was included within deferred revenue on the consolidated balance sheet as of the beginning of the applicable reporting period.

Note 4. Fair Value Measurements

As at June 30, 2024 and December 31, 2023, the Company’s financial liabilities recognized at fair value on a recurring basis consisted of the following:

	As at June 30, 2024
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	22,089	—	—	22,089
Derivative warrant liability (Private Placement Warrants)	—	1,456	—	1,456
Derivative earnout liability	—	—	13,394	13,394
Total financial liabilities	22,089	1,456	13,394	36,939

	As at December 31, 2023
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	12,051	—	—	12,051
Derivative warrant liability (Private Placement Warrants)	—	523	—	523
Derivative earnout liability	—	—	7,788	7,788
Total financial liabilities	12,051	523	7,788	20,362

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

	June 30, 2024	December 31, 2023
Ordinary Share value (USD)	$19.21	$11.17
Probability of milestone completion	40%	40%
Dividend yield	0%	0%
Strike price (USD)	0.00	0.00

As management's judgment of the probability of milestone completion remained constant during the period, the change in fair value resulted from the Company’s price per share between valuation dates.

The following table presents a reconciliation of the derivative earnout liability measured on a recurring basis using Level 3 inputs as of June 30, 2024:

Balance on December 31, 2023	7,788
Change in fair value recognized through profit and loss	5,606
Balance on June 30, 2024	13,394

All changes in fair value recognized in the statement of operations are unrealized. There were no sales, purchases, settlements or transfers into or out of Level 3 of the fair value hierarchy related to the derivative earnout liability during the period ended June 30, 2024.

Note 5. Prepayments and Other Receivables

Prepayments and other receivables consisted of the following:

(In thousands of USD)	June 30, 2024	December 31, 2023
Prepaid research and development costs	6,994	2,337
Other prepaid expenses	2,244	2,123
Value added tax receivable	3,272	1,006
Other receivables	2,134	875
Total prepayments and other receivables	14,644	6,341

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands of USD)	June 30, 2024	December 31, 2023
Accrued research and development materials and services	6,419	5,945
Accrued compensation and benefits	2,317	3,384
Accrued professional fees and other	1,458	2,069
Total accrued expenses and other current liabilities	10,194	11,398

Note 7. Shareholders’ Equity

Follow-on Offering

On February 16, 2024, the Company completed an underwritten public offering (the “Offering”) of 5,871,909 Ordinary Shares at a public offering price of $19.00 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 4,736,841 Ordinary Shares at a public offering price of $18.9999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares, less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 5,871,909 Ordinary Shares issued and sold in the offering, 1,383,750 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The Ordinary Shares and Pre-Funded Warrants were issued and sold pursuant to an underwriting agreement, among the Company and Jefferies LLC, Leerink Partners LLC, Piper Sandler & Co. and RBC Capital Markets, LLC, as representatives of the several underwriters listed on Schedule A thereto. The net proceeds to the Company from the Offering were $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Note 8. Share-Based Compensation

The Company has four Share-based payment plans and one restricted share award in place as at June 30, 2024:

•
The Company’s Long-Term Incentive Plan (the “Plan”);
•
The Company’s Supplementary Long-Term Incentive Plan (the “Supplementary Plan”);
•
The Company’s Rollover Option Plan (the “Rollover Plan,”);
•
The Company's Inducement Plan (the “Inducement Plan,” together with the Plan, the Supplementary Plan and the Rollover Plan, the “Plans”); and
•
Chief Executive Officer Restricted Share Award.

The Plans

The Plans are equity-settled, and the Company may grant various forms of equity awards, including the granting of options to purchase Ordinary Shares (“Company Options”) and restricted stock units (“RSUs”), pursuant to the Plans. In total, as of June 30, 2024 a maximum of 22,049,356 Ordinary Shares may be reserved for issuance pursuant to the Plans. The number of Ordinary Shares reserved for grant under the

Plan will increase annually on January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Company's Board of Directors.

The contractual term is 10 years from grant date for options granted under the Plans. In general, each Company Option has a four-year vesting period with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the next following three years.

The changes for the six months ended June 30, 2023 in the number of Company Options outstanding related to Ordinary Shares and their related weighted average exercise prices are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of USD)
Outstanding as at December 31, 2023	15,783,509	$7.98
Granted	4,541,148	$13.61
Exercised	(546,403)	$1.27
Outstanding as at June 30, 2024	19,778,254	$9.45	8.5	195,399
Options exercisable as at June 30, 2024	6,888,620	$6.01	7.8	90,930

The weighted average grant date fair value of Company Options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.30, and $4.86 per option for options granted during the six months ended June 30, 2024 and 2023, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of Company Options exercised during the six months ended June 30, 2024 and 2023 was $8.0 million and $0.1 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Six months ended June 30,
	2024	2023
Expected life (years)	6.1	6.1
Risk-free rate	3.9%	3.9%
Volatility	41.4%	38.4%
Dividend yield	0.0%	0.0%

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

Expected Dividend

The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its Ordinary Shares.

Share-based compensation is classified in the consolidated statement of operations and comprehensive loss as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands of USD)	2024	2023	2024	2023
Research and development expenses	2,992	3,730	6,471	8,219
Selling, general and administrative expenses	5,298	1,828	9,737	4,955
Total	8,290	5,558	16,208	13,174

As of June 30, 2024, there was $37.7 million of unrecognized compensation cost related to Company Options that have not yet vested. These costs are expected to be recognized over a weighted average period of 3.2 years until fully vested.

Restricted Stock Units

As at June 30, 2024 and December 31, 2023, the Company had allocated 143,002 Earnout Shares to be granted to Participating Optionholders if and when a certain clinical development milestone is achieved during the earnout period. These Earnout Shares will be delivered in the form of awards of RSUs granted pursuant to the Plan to such Participating Optionholders who are at the time of achievement of such milestone still providing services to the Company.

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

In connection with the award arrangement, if Dr. Davidson leaves the Company, all unvested Ordinary Shares will be cancelled against payment by the Company to him of the lower of the (i) the purchase price paid and (ii) the fair market value of such Ordinary Shares at the time of forfeiture. In order to reflect the consideration paid and the possibility that the Ordinary Shares would be repurchased if Dr. Davidson becomes a “Good Leaver” (as such term is defined in the award agreement) during the vesting period, the Company has recognized the consideration as a financial liability until the award has fully vested, at which time it will be reclassified to equity provided that Dr. Davidson remains with the Company. This liability is measured at the lower of (i) the purchase price paid and (ii) the fair market value of the Ordinary Shares at the end of the reporting period. The liability for unvested Ordinary Shares as at June 30, 2024 and December 31, 2023 amounted to $0.0 million and $0.1 million, respectively.

For the six months ended June 30, 2024, the movements in the number of Ordinary Shares outstanding are as follows:

Outstanding as at December 31, 2023	608,779
Granted/purchased during the period	—
Outstanding as at June 30, 2024	608,779

As of June 30, 2024 and December 31, 2023, a total of 596,096 and 519,999 Ordinary Shares had vested, respectively.

Note 9. Net Loss per Ordinary Share

For the purposes of calculating the weighted-average number of Ordinary Shares outstanding, the Ordinary Shares underlying the Pre-Funded Warrants issued in the Offering are included.

Basic and diluted net loss per Ordinary Share was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of USD, except share and per share amounts)	2024	2023	2024	2023
Net loss	(39,007)	(38,291)	(132,774)	(80,309)
Weighted average Ordinary Shares outstanding, basic and diluted	94,711,604	82,064,519	91,611,785	81,850,662
Net loss per Ordinary Share, basic and diluted	(0.41)	(0.47)	(1.45)	(0.98)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average Ordinary Shares outstanding as they would be anti-dilutive:

	As at June 30,
	2024	2023
Stock options	19,778,254	13,966,164
Outstanding warrants	2,700,152	4,017,321
Total	22,478,406	17,983,485

Note 10. Commitments and Contingencies

Commitments

The Company has entered into a variety of agreements and financial commitments in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide the Company with the option to cancel, reschedule and adjust our requirements based on the Company's business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of the Company's service providers, up to the date of cancellation. However, some of the Company's service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at June 30, 2024 they are estimated to be a maximum of $18.1 million.

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

Note 12. Subsequent Events

On July 29, 2024 the Company announced positive topline results from its Phase 3 BROOKLYN clinical trial. Positive results from the BROOKLYN trial is a component of the milestone which is required in order for the Earnout Shares to be granted. The probability of achieving the milestone is a key input into the Level 3 fair value measurement of the derivative earnout liability as described in Note 4 - Fair Value Measurements. The Company has determined that the reporting of positive data from the BROOKLYN clinical trial increases the probability of achieving the milestone from 40%, as described in Note 4, to 65%. Based upon this updated probability of success and the closing price of the Ordinary Shares on July 29, 2024, the fair value of the earnout liability is equal to $19.5 million as of that date. This represents an increase in fair value of $6.2 million from the fair value of the liability as of June 30, 2024 which is recognized through earnings.

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

Our product candidate, obicetrapib, is a next-generation, oral, low-dose CETP inhibitor that we are developing to potentially overcome the limitations of current LDL-C lowering treatments. We believe that obicetrapib has the potential to be a once-daily oral CETP inhibitor for lowering LDL-C, if approved. In our Phase 2 ROSE2 clinical trial evaluating obicetrapib in combination with ezetimibe as an adjunct to high-intensity statin therapy, obicetrapib met its primary and secondary endpoints, with statistically significant reductions in LDL-C and apolipoprotein observed. In our Phase 2 and Phase 3 trials, TULIP, ROSE, OCEAN, ROSE2, our Japan Phase 2b trial and BROOKLYN evaluating obicetrapib as a monotherapy or a combination therapy with ezetimibe 10 mg, we observed statistically significant LDL-C lowering with side effects similar in frequency and severity to placebo including muscle related side effects and drug-related treatment-emergent serious adverse events. We have observed a favorable tolerability profile for obicetrapib in an aggregate of over 800 patients with dyslipidemia in our clinical trials to date. Furthermore, we believe that obicetrapib’s oral delivery, demonstrated activity at low doses, chemical properties and tolerability make it well-suited for combination approaches. We are developing a fixed dose combination of obicetrapib 10 mg and ezetimibe 10 mg, which has been observed to demonstrate even greater LDL-C reduction in our Phase 2b ROSE2 clinical trial.

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

As of June 30, 2024 we had cash of $430.7 million as compared to $340.5 million as of December 31, 2023. The increase in cash is primarily driven by the proceeds of the Offering (as defined below) and Warrant (as defined below) exercises partially offset by cash outflows related to research and development costs as we continue development of obicetrapib and increased spending on selling, general and administrative expenses to support our growing organization. While we currently qualify as an “emerging growth company,” we will no longer qualify as such as of December 31, 2024 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies and expect to incur increased expenses as a result.

Recent Developments

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

Issuance of Composition of Matter Patent

On June 11, 2024, we announced that the United States Patent and Trademark Office (“USPTO”) has issued U.S. Patent No. 12,006,305, titled “Salts of Obicetrapib and Processes for their Manufacture and Intermediates Thereof.” The newly issued patent contains claims covering amorphous obicetrapib hemicalcium, the solid form that will be used in the Company’s products and will be listed in the FDA’s “Orange Book” as a drug substance patent, if any such products are approved. The issuance of this composition of matter patent is expected to provide patent protection for obicetrapib until July 2043.

TANDEM Enrollment

On July 8, 2024, we announced the completion of patient enrollment in the pivotal Phase 3 TANDEM clinical trial evaluating the fixed-dose combination (“FDC”) of obicetrapib plus ezetimibe in adult patients with HeFH and/or ASCVD or multiple risk factors for ASCVD, whose LDL-C is not adequately controlled despite being on maximally tolerated lipid-modifying therapies. The primary endpoint of the placebo-controlled, double-blind, four-arm, randomized TANDEM trial is to evaluate the effect of 10 mg obicetrapib and 10 mg ezetimibe FDC on the change in LDL-C levels from baseline, compared to both ezetimibe 10 mg and obicetrapib 10 mg monotherapy and to placebo. Secondary endpoints include evaluating the percent change from baseline of the FDC on lipoprotein(a) , apolipoprotein B and non-high-density lipoprotein cholesterol. The trial will also evaluate the safety and tolerability profile of the FDC. We expect to report topline data in the first quarter of 2025.

Positive Topline Data from Pivotal Phase 3 BROOKLYN Clinical Trial

On July 29, 2024, we announced positive topline data from our Phase 3 BROOKLYN clinical trial (NCT05425745). The BROOKLYN trial met its primary endpoint, with the obicetrapib arm achieving a statistically significant reduction of LDL-C versus placebo at day 84. An LS mean reduction of 36.3% (p < 0.0001) was observed compared to placebo at day 84, which was sustained at day 365 with an LS mean LDL-C reduction of 41.5% (p < 0.0001). The observed reductions in other biomarkers, including high-density lipoprotein cholesterol (“HDL-C”), non-HDL-C, lipoprotein(a) (“Lp(a)”), and apolipoprotein B (“ApoB”), met statistical significance.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from the sale of pharmaceutical products. Our revenue has been solely derived from our license agreement with Menarini. Pursuant to the Menarini License, we received a non-refundable, non-creditable upfront amount of $120.9 million (€115.0 million) from Menarini on July 7, 2022, of which $98.6 million (€93.5 million) was recognized as revenue upon the execution of the Menarini License on June 23, 2022 and $4.1 million (€4.0 million) was subsequently recognized as revenue in 2022. In the three and six months ended June 30, 2024, $2.3 million and $3.7 million of revenue was recognized, respectively, related to the recognition of additional amounts of the deferred portion of the upfront payment received from Menarini. Additionally, in partial contribution to our costs of development of the licensed products, Menarini may pay us €27.5 million, payable in two equal annual installments. Due to the scientific uncertainties around the commercialization of the licensed products based on the success of clinical trials, out of our control, the fixed €27.5 million is considered constrained at contract execution and is not initially recognized within the transaction price until it becomes highly probable of no significant revenue reversal. At the end of each reporting period, we assess the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the fixed consideration associated with these payments within the transaction price.

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

Interest Income

Interest income is recognized using the effective interest rate method. Finance income for the three and six months ended June 30, 2024 and 2023 is related to interest earned on cash balances.

Net Foreign Exchange Gain/Loss

Our exchange gain relates mainly to cash balances denominated in foreign currencies, but also to transactions denominated in foreign currencies. The Company's foreign currency exposure is mainly related to the Euro. As of June 30, 2024, our net exposure to foreign currency risk was $89.6 million, as compared to $114.3 million as of December 31, 2023.

Income Tax

We have a history of losses and therefore have de minimis amounts of corporate tax. We expect to continue incurring losses as we continue to invest in our clinical and preclinical development programs. Consequently, any deferred tax assets are fully offset by a valuation allowance on our balance sheet.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the three months ended June 30,
(In thousands of USD)	2024	2023	Change
Revenue	2,279	1,717	562
Operating Expenses:
Research and development expenses	38,379	34,341	4,038
Selling, general and administrative expenses	16,475	9,858	6,617
Total operating expenses	54,854	44,199	10,655
Operating Loss	(52,575)	(42,482)	(10,093)
Other income (expense):
Interest Income	4,870	4,613	257
Fair value change - earnout and warrants	9,692	(350)	10,042
Foreign exchange gains/(losses)	(994)	(72)	(922)
Loss before tax	(39,007)	(38,291)	(716)
Income tax expense	—	—	—
Loss for the period	(39,007)	(38,291)	(716)

Revenue

Revenue was $2.3 million for the three months ended June 30, 2024 compared to $1.7 million for the three months ended June 30, 2023, an increase of $0.6 million or 33%. This increase is largely due to an increase in the amount of previously deferred revenue which was recognized as revenue in the current period.

Research and Development Expenses

Research and development expenses were $38.4 million for the three months ended June 30, 2024 compared to $34.3 million for the three months ended June 30, 2023, an increase of $4.1 million or 12%. This was primarily driven by a:

•
$5.2 million increase in clinical expenses which related to our ongoing clinical trials. Costs related to our Phase 3 clinical trials increased by $4.7 million in the three months ended June 30, 2024 as compared to three months ended June 30, 2023. The remaining increase of $0.5 million is related to Phase 1 and 2 clinical trials and other clinical expenses; offset by
•
$1.3 million decrease in manufacturing costs; and
•
$0.9 million decrease in non-clinical expenses related to pre-clinical studies.

The following table summarizes our research and development expenses for the periods indicated:

	For the three months ended June 30,
(In thousands of USD)	2024	2023	Change
Clinical expenses	28,002	22,832	5,170
Non-clinical expenses	301	1,176	(875)
Personnel expenses	5,245	4,798	447
Manufacturing costs	4,277	5,588	(1,311)
Regulatory expenses	408	(70)	478
Other research and development costs	146	17	129
Total research and development expenses	38,379	34,341	4,038

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.5 million for the three months ended June 30, 2024 compared to $9.9 million for the three months ended June 30, 2023, an increase of $6.6 million or 67%. This was primarily driven by a:

•
$5.8 million increase in personnel expenses related to selling, general and administrative expenses primarily driven by our share-based compensation arrangements which account for $3.5 million of the increase. The remainder is largely due to increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization;
•
$3.0 million increase in marketing and communication expenses related to startup costs as we begin to build capabilities to support our planned commercial launch of obicetrapib, if approved; and
•
$2.3 million decrease in finance and administration expenses which is primarily due to costs incurred in June 2023 in connection with an underwritten public offering of Ordinary Shares by certain of our shareholders. We did not sell any Ordinary Shares in the offering and did not receive any proceeds from the offering.

The following table summarizes our selling, general and administrative expenses for the periods indicated:

	For the three months ended June 30,
(In thousands of USD)	2024	2023	Change
Personnel expense	9,591	3,822	5,769
Intellectual property	481	562	(81)
Legal costs	360	609	(249)
Finance and administration	1,177	3,483	(2,306)
Marketing and communication	3,522	469	3,053
Commission expense	63	—	63
Facility-related and other costs	1,281	913	368
Total selling, general and administrative expenses	16,475	9,858	6,617

Interest Income

Interest income was $4.9 million for the three months ended June 30, 2024 compared to $4.6 million for the three months ended June 30, 2023, an increase of $0.3 million or 6%. This increase was driven by interest earned on cash balances.

Fair Value Change - Earnout and Warrants

Fair value change - earnout and warrants was a gain of $9.7 million for the three months ended June 30, 2024 compared to a loss of $0.4 million for the three months ended June 30, 2023. The change is driven by changes in the market price during the period for Ordinary Shares and Warrants which trade under the symbols "NAMS" and "NAMSW," respectively.

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a loss of $1.0 million for the three months ended June 30, 2024 compared to a loss of $0.1 million for the three months ended June 30, 2023. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $39.0 million for the three months ended June 30, 2024 compared to $38.3 million for the three months ended June 30, 2023, an increase of $0.7 million. The individual components of the change are described above.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the six months ended June 30,
(In thousands of USD)	2024	2023	Change
Revenue	3,680	10,346	(6,666)
Operating Expenses:
Research and development expenses	80,809	74,761	6,048
Selling, general and administrative expenses	30,928	17,920	13,008
Total operating expenses	111,737	92,681	19,056
Operating Loss	(108,057)	(82,335)	(25,722)
Other income (expense):
Interest Income	7,953	5,556	2,397
Fair value change - earnout and warrants	(29,258)	(6,525)	(22,733)
Foreign exchange gains/(losses)	(3,412)	2,995	(6,407)
Loss before tax	(132,774)	(80,309)	(52,465)
Income tax expense	—	—	—
Loss for the period	(132,774)	(80,309)	(52,465)

Revenue

Revenue was $3.7 million for the six months ended June 30, 2024 compared to $10.3 million for the six months ended June 30, 2023, a decrease of $6.6 million or 64%. This decrease is largely due to the recognition of $5.4 million of revenue from the Menarini License related to a clinical development milestone achieved in the six months ended June 30, 2023 while no milestones were achieved during the six months ended June 30, 2024. The remaining decrease is due to recognition as revenue of $3.7 million of previously deferred revenue from the Menarini License related to the research and development performance obligation in the six months ended June 30, 2024 as compared to $5.0 million recognized in the six months ended June 30, 2023.

Research and Development Expenses

Research and development expenses were $80.8 million for the six months ended June 30, 2024 compared to $74.8 million for the six months ended June 30, 2023, an increase of $6.0 million or 8%. This was primarily driven by a:

•
$12.1 million increase in clinical expenses which related to our ongoing clinical trials. Costs related to our Phase 3 clinical trials increased by $12.0 million in the six months ended June 30, 2024 as compared to six months ended June 30, 2023. The remaining increase of $0.4 million is related to Phase 1 and 2 clinical trials and other clinical expenses; offset by
•
$5.8 million decrease in manufacturing costs; and
•
$1.2 million decrease in non-clinical expenses related to pre-clinical studies.

The following table summarizes our research and development expenses for the periods indicated:

	For the six months ended June 30,
(In thousands of USD)	2024	2023	Change
Clinical expenses	60,091	47,963	12,128
Non-clinical expenses	796	1,998	(1,202)
Personnel expenses	10,918	10,586	332
Manufacturing costs	7,938	13,742	(5,804)
Regulatory expenses	900	424	476
Other research and development costs	166	48	118
Total research and development expenses	80,809	74,761	6,048

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $30.9 million for the six months ended June 30, 2024 compared to $17.9 million for the six months ended June 30, 2023, an increase of $13.0 million or 73%. This was primarily driven by a:

•
$8.8 million increase in personnel expenses related to selling, general and administrative expenses primarily driven by our share-based compensation arrangements which account for $4.8 million of the increase. The remainder is largely due to increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization;
•
$6.5 million increase in marketing and communication expenses related to startup costs as we begin to build capabilities to support our planned commercial launch of obicetrapib, if approved; and
•
$2.6 million decrease in finance and administration expenses which is primarily due to costs incurred in June 2023 in connection with an underwritten public offering of Ordinary Shares by certain of our shareholders. We did not sell any Ordinary Shares in the offering and did not receive any proceeds from the offering.

The following table summarizes our selling, general and administrative expenses for the periods indicated:

	For the six months ended June 30,
(In thousands of USD)	2024	2023	Change
Personnel expense	16,964	8,178	8,786
Intellectual property	951	784	167
Legal costs	891	1,223	(332)
Finance and administration	2,070	4,708	(2,638)
Marketing and communication	7,597	1,087	6,510
Commission expense	101	131	(30)
Facility-related and other costs	2,354	1,809	545
Total selling, general and administrative expenses	30,928	17,920	13,008

Interest Income

Interest income was $8.0 million for the six months ended June 30, 2024 compared to $5.6 million for the six months ended June 30, 2023, an increase of $2.4 million or 43%. This increase was driven by interest earned on cash balances.

Fair Value Change - Earnout and Warrants

Fair value change - earnout and warrants was a loss of $29.3 million for the six months ended June 30, 2024 compared to a loss of $6.5 million for the six months ended June 30, 2023. The change is driven by changes in the market price during the period for Ordinary Shares and Warrants which trade under the symbols "NAMS" and "NAMSW," respectively.

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a loss of $3.4 million for the six months ended June 30, 2024 compared to a gain of $3.0 million for the three months ended June 30, 2023. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $132.8 million for the six months ended June 30, 2024 compared to $80.3 million for the six months ended June 30, 2023, an increase of $52.5 million. The individual components of the change are described above.

Liquidity and Capital Resources

Overview

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of obicetrapib. As a result, we are not yet profitable and have incurred losses in each annual period since our inception. As of June 30, 2024, we had an accumulated loss of $449.7 million. We expect to continue to incur significant losses for the foreseeable future.

We have historically funded our operations primarily through private and public placements of shares, the sale of convertible notes, proceeds from the Menarini License and the proceeds from the closing of the transactions contemplated by the Business Combination Agreement, dated July 25, 2022 (the "Business Combination Agreement"), by and among the Company, NewAmsterdam Pharma Holding B.V., Frazier Lifesciences Acquisition Corporation ("FLAC"), and NewAmsterdam Pharma Investment Corporation (the “Business Combination”). As of June 30, 2024, we had cash of $430.7 million.

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

At-the-Market Offering

On December 7, 2023, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $150 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the six months ended June 30, 2024, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

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

As of June 30, 2024, we have received a total of €5 million in milestone payments from Menarini none of which was received in the six months ended June 30, 2024.

Warrants

In the six months ended June 30, 2024, 1,317,069 Warrants were exercised at an exercise price of $11.50 per Ordinary Share generating gross proceeds of $13.4 million. As of June 30, 2024, we had another 2,700,152 outstanding Warrants to purchase 2,700,152 Ordinary Shares, exercisable at an exercise price of $11.50 per share, which expire on November 23, 2027, at 5:00 p.m., Eastern Standard Time. Based on the exercise price of the Warrants, we may receive up to $31.1 million assuming the exercise of all Warrants outstanding as of June 30, 2024. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Ordinary Shares and the spread between the exercise price of the Warrant and the price of an Ordinary Share at the time of exercise. For example, to the extent that the trading price of the Ordinary Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the trading price of the Ordinary Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. The exercise price of the Warrants has at times exceeded the market price of the Ordinary Shares. To the extent that the price of our Ordinary Shares is below $11.50, we believe that the Warrant holders will be unlikely to cash exercise their warrants, resulting in little to no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their expiration and, as such, certain unexercised Warrants may expire worthless. As such, it is possible that we may never generate any additional cash proceeds from the exercise of our Warrants. We have not included, and do not intend to include, any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability that the Warrants are exercised over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
(In thousands of USD)	2024	2023
Net cash (used in)/provided by operating activities	(108,581)	(61,168)
Net cash used in investing activities	(594)	(12)
Net cash provided by financing activities	202,838	8,726
Foreign exchange differences	(3,405)	1,432
Cash at the beginning of the period	340,450	467,728
Cash at the end of the period	430,708	416,706

Net Cash Flows Used In Operating Activities

Net cash flows used in operating activities was $108.6 million in the six months ended June 30, 2024 compared to $61.2 million in the six months ended June 30, 2023, an increase of $47.4 million. This change was primarily due to an increase in research and development and selling, general and administrative expenditures, the underlying reasons for which are described above.

Net Cash Flows Used In Investing Activities

Net cash flows used in investing activities was $0.6 million in the six months ended June 30, 2024 compared to $0.0 million in the six months ended June 30, 2023, an increase of $0.6 million. This change was primarily due to investments in internal use software and computer equipment to support our growing organization.

Net Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities was $202.8 million in the six months ended June 30, 2024 compared to $8.7 million in the six months ended June 30, 2023, an increase of $194.1 million. This change was primarily related to the Offering which generated net proceeds of $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The remaining change is due to a $4.8 million increase in the proceeds received from the exercise of Warrants, offset by a $0.5 million net outflow upon the exercise of options after taking into account the payment of related withholding taxes.

Operating Capital and Capital Expenditure Requirements

Third-Party Service Agreements

We have entered into a variety of agreements and financial commitments in the normal course of business with CROs, CMOs, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at June 30, 2024 they are estimated to be a maximum of $15.1 million due within one year and $3.0 million due in more than a year. As at June 30, 2024, we had cash of $430.7 million which is sufficient to fund these obligations.

Leases

We are party to a services agreement (the "Naarden Lease") pursuant to which an affiliate of Forbion leased us office space, the office lease agreement with Renaissance Aventura LLC, dated May 24, 2021, as amended April 9, 2024 (as amended, the “Miami Lease”) and an office sublease agreement with GR8 People, Inc., dated April 2, 2024

(the “Yardley Lease”). Under the Naarden Lease, we are obligated to pay €40 thousand per year in rent. The Naarden Lease will continue until terminated by either us or the landlord. Pursuant to the Miami Lease, we are required to pay annual rent ranging from $75 thousand to $82 thousand, increasing from the low end of the range to the higher end of the range for each year of the lease. The Miami Lease will expire by its terms on October 31, 2027, unless terminated earlier by either party pursuant to the terms of the Miami Lease. Pursuant to the Yardley Lease, we are required to pay annual rent ranging from $189 thousand to $194 thousand, increasing from the low end of the range to the higher end of the range for each year of the lease. The Yardley Lease will expire by its terms on April 3, 2026, unless terminated earlier by either party pursuant to the terms of the Yardley Lease.

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

See Note 2 to our consolidated financial statements in the Annual Report for a summary of significant accounting policies and the effect on our consolidated financial statements.

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

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to cash and trade and other payables denominated in currencies other than our functional currency, the U.S. Dollar. As of June 30, 2024, our net exposure to foreign currency risk was $89.6 million, mainly related to the Euro. As of June 30, 2024, the effect of a hypothetical 1% change in exchange rates on currencies denominated in other than our functional currency would result in a potential change in future earnings in our consolidated statement of operations of approximately $0.9 million.

We partly manage our foreign currency risk by selectively holding foreign currency in our cash to offset foreign currency exposures from lease liabilities and trade and other payables. We plan to use this cash to settle future expenses we expect to incur in those foreign currencies.

Other Market Price Risk

As a result of the Business Combination, we have derivative warrant liabilities and a derivative earnout liability which are measured at fair value through profit or loss. As at June 30, 2024 the fair value of the derivative warrant liabilities and the derivative earnout liability were $23.5 million and $13.4 million, respectively. The value of the derivative warrant liability is directly correlated to the market price of a publicly traded Warrant which is traded under the symbol NAMSW. With all other variables held constant, a 1% change in the market price of NAMSW would change the value of the derivative warrant liability by 1% or $0.2 million. The value of the derivative earnout liability is directly correlated to the market price of a publicly traded Ordinary Share which is traded under the symbol NAMS. With all other variables held constant, a 1% change in the market price of NAMS would change the value of the derivative earnout liability by 1% or $0.1 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2024. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective due to the un-remediated material weaknesses in internal control, previously disclosed in the Annual Report and include the following:

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

Notwithstanding the material weaknesses, management has concluded that our financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

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

Although the above listed measures were implemented during 2023 and performance continued in the first half of 2024, management is still in the process of testing the implemented controls and refining the remediation plan based on the results. Therefore management does not consider the identified material weaknesses to be fully remediated yet. Management is committed to further strengthen its internal control environment in fiscal year 2024.

Changes in Internal Controls over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing and undertaking clinical trials of our product candidate, obicetrapib. We are not profitable and have not generated product revenue from operations. We have historically incurred net losses since we commenced operations in October 2019. For the year-to-date period ended June 30, 2024, we incurred a net loss of $132.9 million and as of June 30, 2024 we had an accumulated deficit of $449.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, considering the current research and development stage of our activities, as we do not have products approved for commercial sale. Our ability to ultimately achieve recurring product revenues and profitability is dependent upon our ability to successfully complete the development of obicetrapib and obtain necessary regulatory approvals for, and successfully manufacture, market and commercialize, our product together with our partners.

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
•
the costs associated with being a public company, including additional costs associated with no longer qualifying as an emerging growth company;
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

Since our inception, almost all of our resources have been dedicated to the clinical development of obicetrapib. While we have been successful in the past in obtaining financing, we expect to continue to spend substantial amounts to continue the clinical development of our product candidate. As of June 30, 2024, we had cash of $430.7 million.

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

From time to time, we have disclosed and may in the future publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the “topline” or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. “Topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, “topline” data should be viewed with caution until the final data are available.

Additionally, we have disclosed and may in the future also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our Ordinary Shares.

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

As of June 30, 2024, we had 57 employees and 13 consultants. We expect to continue to expand our development, quality, sales, managerial, operational, finance, marketing and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize obicetrapib, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

We have expanded and expect to continue expanding our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have expanded and expect to continue experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, manufacturing, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, who are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in increased selling, general and administrative expenses. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed. For example, as of December 31, 2024, we will no longer qualify as an emerging growth company and as a result will be subject to more stringent reporting and compliance requirements applicable to larger companies.

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

As of June 30, 2024, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 62% of our outstanding Ordinary Shares (assuming that none of the 1,886,137 Earnout Shares have been issued). Certain of our directors are also affiliated with certain of our greater than 5% shareholders. As a result of the foregoing, these shareholders may be able to significantly influence the outcome of matters submitted for director action, subject to obligation of the Board of Directors to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of the Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. The influence of these shareholders over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of our Ordinary Shares to decline or prevent our shareholders from realizing a premium over the market price for their Ordinary Shares. Investors in our Ordinary Shares should consider that the interests of these shareholders may differ from their interests in material respects.

*If we fail to maintain an effective system of internal control over financial reporting or disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which is likely to negatively affect our business and the market price of the Ordinary Shares and Public Warrants.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and disclosure controls. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. As a result of becoming a public company, we were required, pursuant to Sarbanes-Oxley, to maintain internal control over financial reporting. Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports, prevent fraud and comply with our Exchange Act reporting obligations, and efforts to ensure that there are effective internal control over financial reporting and disclosure controls are costly, time-consuming, and need to be re-evaluated frequently. Any failure to implement required new or improved controls, or difficulties encountered in our implementation could cause us to fail to meet our reporting obligations. In addition, any testing conducted by us, or any testing conducted by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which is likely to negatively affect our business and the market price of the Ordinary Shares.

We are required to disclose changes made in our internal controls and procedures on an annual basis and our management will be required to assess the effectiveness of these controls annually beginning with our fiscal year ending December 31, 2023. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley. Because the market value of our Ordinary Shares held by non-affiliates exceeded $700 million as of June 30, 2024, we will cease to qualify as an emerging growth company as of December 31, 2024 after which our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

In connection with the preparation of our financial statements at and for the years ended December 31, 2023, 2022 and 2021 and three and six months ended June 30, 2024 and 2023, our management identified material weaknesses in the design of our internal control over financial reporting across the principles for each component of the COSO framework at the entity level (i.e. control environment, risk assessment, monitoring, information & communication and control activities) and accordingly, across its business and IT processes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis. Specifically, the material weaknesses that were identified, individually or in the aggregate, included the following:

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

As a result of the material weakness in our internal controls over financial reporting, our management has concluded that as of December 31, 2023 and June 30, 2024, our disclosure controls and procedures were not effective. As described in more detail in the section titled “Controls and Procedures—Evaluation of Disclosure Controls and Procedures”, our management, under the oversight of the Audit Committee, has begun taking steps in an effort to remediate the identified material weaknesses, which steps consist primarily of engaging additional personnel and establishing the internal control framework. We are continuing to evaluate additional controls and procedures that may be required to remediate the identified material weaknesses. Our identified material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and the management has concluded, through testing, that these controls are operating effectively.

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

As of June 30, 2024, we had Warrants to purchase an aggregate of 2,700,152 Ordinary Shares and Pre-Funded Warrants to purchase an aggregate of 4,736,841 Ordinary Shares outstanding. The exercise price of the Warrants and Pre-Funded Warrants is $11.50 per share and $0.0001 per share, respectively. To the extent such warrants are exercised, additional Ordinary Shares will be issued, which will result in dilution to the holders of Ordinary Shares and increase the number of Ordinary Shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants and Pre-Funded Warrants may be exercised could adversely affect the market price of Ordinary Shares. To the extent that the Warrants are “out-of-the-money” we do not expect that all of the Warrant holders will exercise their Warrants. As such, there is no guarantee that the Warrants will ever be exercised. As of June 30, 2024, there were 19,778,254 shares issuable upon the exercise of options granted under the LTIP, Rollover Plan, Supplementary LTIP and Inducement Plan at a weighted average exercise price of $9.45. If the options are exercised, there may be additional Ordinary Shares offered which may further adversely affect the market price of our Ordinary Shares.

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

*We will no longer qualify as an “emerging growth company” as of December 31, 2024 and, as a result, we will no longer be able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies.

We currently qualify as an emerging growth company within the meaning of Section 2(a) of the Securities Act, as modified by the JOBS Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies. Because the market value of our Ordinary Shares held by non-affiliates exceeded $700 million as of June 30, 2024, we will cease to qualify as an emerging growth company as of December 31, 2024.

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

As a result of our expected loss of emerging growth company status, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to emerging growth companies set forth above and will be subject to more stringent reporting and compliance requirements. We expect that the loss of our emerging growth company status and compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

We cannot predict if investors will find Ordinary Shares less attractive because we have relied on these exemptions. If some investors find the Ordinary Shares less attractive as a result, there may be a less active trading market for Ordinary Shares and the price of Ordinary Shares may be more volatile. Further, there is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings while still available to us. To the extent that we choose not to use exemptions from various reporting requirements under the JOBS Act, it will incur additional compliance costs, which may impact our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

Except as set forth below, during the three months ended June 30, 2024, none of our officers or directors adopted, amended or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On June 27, 2024, Louise Kooij, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 213,073 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement's expiration date is June 26, 2026.

There were no “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, entered into or terminated during the three months ended June 30, 2024.

Item 6. Exhibits.

Incorporated by Reference to Filings Indicated
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	English translation of the Deed of Conversion and Articles of Association of NewAmsterdam Pharma Company N.V.	20-F	001-41562	1.1	11/28/22
10.1	NewAmsterdam Pharma Company N.V. Inducement Plan					X
10.2	Form of Option Award agreement under the Inducement Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAmsterdam Pharma Company N.V.

Date: August 7, 2024	By:	/s/ Michael Davidson
Michael Davidson, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Ian Somaiya
Ian Somaiya
Chief Financial Officer
(Principal Financial Officer)