Form 10-Q
period 2024-09-30
NewAmsterdam Pharma Co N.V.
filed 2024-11-06
CIK 1936258

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 92,385,872 ordinary shares, nominal value €0.12 per share, outstanding.

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section titled “Risk Factors” in this Quarterly Report. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as specifically required by law. You should, however, review the factors and risks that the Company describes in the reports it files from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
(In thousands of USD)
Assets
Current assets:
Cash	422,729	340,450
Prepayments and other receivables	15,145	6,341
Total current assets	437,874	346,791
Property, plant and equipment, net	231	46
Operating right of use asset	493	55
Intangible assets	593	170
Long term prepaid expenses	-	35
Total assets	439,191	347,097
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	7,039	16,923
Accrued expenses and other current liabilities	10,580	11,398
Deferred revenue, current	4,495	8,942
Lease liability, current	240	60
Derivative warrant liabilities	18,901	12,574
Total current liabilities	41,255	49,897
Deferred revenue, net of current portion	-	1,019
Lease liability, net of current portion	266	-
Derivative earnout liability	18,808	7,788
Total liabilities	60,329	58,704
Commitments and contingencies (Note 10)
Shareholders' Equity (deficit):
Ordinary shares, €0.12 par value; 400,000,000 shares authorized; 92,165,605 and 82,469,768 shares issued and outstanding as at September 30, 2024 and December 31, 2023, respectively	11,435	10,173
Additional paid-in capital	829,399	590,771
Accumulated loss	(466,394)	(316,973)
Accumulated other comprehensive income	4,422	4,422
Total shareholders' equity	378,862	288,393
Total liabilities and shareholders' equity	439,191	347,097

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
(In thousands of USD, except per share amounts)
Revenue	29,111	2,941	32,791	13,287
Operating expenses:
Research and development expenses	35,702	43,371	116,511	118,132
Selling, general and administrative expenses	18,412	9,128	49,340	27,048
Total operating expenses	54,114	52,499	165,851	145,180
Operating loss	(25,003)	(49,558)	(133,060)	(131,893)
Other income (expense):
Interest income	4,443	3,059	12,396	8,615
Fair value change – earnout and warrants	(770)	2,521	(30,028)	(4,004)
Foreign exchange gains/(losses)	4,682	(3,155)	1,270	(160)
Loss before tax	(16,648)	(47,133)	(149,422)	(127,442)
Income tax expense	(1)	—	(1)	—
Loss and comprehensive loss for the period	(16,647)	(47,133)	(149,421)	(127,442)
Net loss per ordinary share
Basic and diluted	$(0.18)	$(0.57)	$(1.61)	$(1.55)

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Shareholders' Equity (Deficit)

(Unaudited)

(In thousands of USD, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated Loss	Cumulative Translation Adjustments	Total Shareholders' Equity
Balance at December 31, 2022	81,559,780	10,055	555,625	(140,036)	4,422	430,066
Exercise of warrants	208,032	27	2,671	—	—	2,698
Share-based compensation	—	—	7,663	—	—	7,663
Total loss and comprehensive loss for the period	—	—	—	(42,018)	—	(42,018)
As at March 31, 2023	81,767,812	10,082	565,959	(182,054)	4,422	398,409
Exercise of warrants	541,609	70	7,444	—	—	7,514
Exercise of stock options	14,910	2	103	—	—	105
Share-based compensation	—	—	5,606	—	—	5,606
Total loss and comprehensive loss for the period	—	—	—	(38,291)	—	(38,291)
As at June 30, 2023	82,324,331	10,154	579,112	(220,345)	4,422	373,343
Exercise of warrants	100	0	1	—	—	1
Exercise of stock options	145,337	19	166	—	—	185
Share-based compensation	—	—	5,439	—	—	5,439
Total loss and comprehensive loss for the period	—	—	—	(47,133)	—	(47,133)
As at September 30, 2023	82,469,768	10,173	584,718	(267,478)	4,422	331,835

Balance at December 31, 2023	82,469,768	10,173	590,771	(316,973)	4,422	288,393
Issuance of Ordinary Shares and Pre-Funded Warrants, net of issuance costs	5,871,909	759	189,207	—	—	189,966
Exercise of warrants	926,698	121	19,674	—	—	19,795
Exercise of stock options	452,461	60	(609)	—	—	(549)
Share-based compensation	—	—	7,965	—	—	7,965
Total loss and comprehensive loss for the period	—	—	—	(93,767)	—	(93,767)
As at March 31, 2024	89,720,836	11,113	807,008	(410,740)	4,422	411,803
Exercise of warrants	294,521	38	6,268	—	—	6,306
Share-based compensation	—	—	8,337	—	—	8,337
Total loss and comprehensive loss for the period	—	—	—	(39,007)	—	(39,007)
As at June 30, 2024	90,015,357	11,151	821,613	(449,747)	4,422	387,439
Exercise of Pre-Funded Warrants	2,105,248	279	(279)	—	—	—
Exercise of stock options	45,000	5	53	—	—	58
Share-based compensation	—	—	8,012	—	—	8,012
Total loss and comprehensive loss for the period	—	—	—	(16,647)	—	(16,647)
As at September 30, 2024	92,165,605	11,435	829,399	(466,394)	4,422	378,862

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2024	2023
(In thousands of USD)
Operating activities:
Loss for the period	(149,421)	(127,442)
Non-cash adjustments to reconcile loss before tax to net cash flows:
Depreciation and amortization	62	36
Non-cash rent expense	8	5
Fair value change - derivative earnout and warrants	30,028	4,004
Foreign exchange (gains)/losses	(1,270)	160
Share-based compensation	24,204	18,566
Changes in working capital:
Changes in prepayments (current and non-current) and other receivables	(8,769)	988
Changes in accounts payable	(9,751)	(7,824)
Changes in accrued expenses and other current liabilities	(708)	11,266
Changes in deferred revenue	(5,466)	(7,903)
Net cash (used in)/provided by operating activities	(121,083)	(108,144)
Investing activities:
Purchase of property, plant and equipment, including internal use software	(669)	(21)
Net cash used in investing activities	(669)	(21)
Financing activities:
Proceeds from offering of Ordinary Shares and Pre-Funded Warrants	190,481	—
Transaction costs on issue of Ordinary Shares and Pre-Funded Warrants	(515)	—
Proceeds from exercise of warrants	13,421	8,622
Proceeds from exercise of options	498	290
Payment of withholding taxes related to net share settlement of exercised options	(989)	—
Net cash provided by financing activities	202,896	8,912
Net change in cash	81,144	(99,253)
Foreign exchange differences	1,135	(168)
Cash at the beginning of the period	340,450	467,728
Cash at the end of the period	422,729	368,307
Noncash financing and investing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	562	—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements should be read together with the Company's audited financial statements and accompanying notes for year ended December 31, 2023, included in the Company's Annual Report on Form 10-K (the "Annual Report"), filed with the SEC on February 28, 2024. Any terms not defined herein take the meaning as defined in the Annual Report. The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023 included herein has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year. The unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries. Any reference in these notes to the applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

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

Note 3. Revenue

Revenue consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of USD)	2024	2023	2024	2023
License revenue attributed from license performance obligation	27,325	—	27,325	5,385
License revenue attributed from R&D performance obligation	1,786	2,941	5,466	7,902
Total revenue	29,111	2,941	32,791	13,287

All revenue recognized from the R&D performance obligation was included within deferred revenue on the consolidated balance sheet as of the beginning of the applicable reporting period.

Note 4. Fair Value Measurements

As at September 30, 2024 and December 31, 2023, the Company’s financial liabilities recognized at fair value on a recurring basis consisted of the following:

	As at September 30, 2024
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	17,732	—	—	17,732
Derivative warrant liability (Private Placement Warrants)	—	1,169	—	1,169
Derivative earnout liability	—	—	18,808	18,808
Total financial liabilities	17,732	1,169	18,808	37,709

	As at December 31, 2023
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	12,051	—	—	12,051
Derivative warrant liability (Private Placement Warrants)	—	523	—	523
Derivative earnout liability	—	—	7,788	7,788
Total financial liabilities	12,051	523	7,788	20,362

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

	September 30, 2024	December 31, 2023
Ordinary Share value (USD)	$16.60	$11.17
Probability of milestone completion	65%	40%
Dividend yield	0%	0%
Strike price (USD)	0.00	0.00

On July 29, 2024 the Company announced positive topline results from its Phase 3 BROOKLYN clinical trial. Positive results from the BROOKLYN trial is a component of the milestone which is required in order for the Earnout Shares to be granted. The Company has determined that the reporting of positive data from the BROOKLYN clinical trial increases the probability of achieving the milestone from 40% to 65%. The change in fair value results from the increase in the probability of achieving the milestone, a Level 3 input, and the change in the Company's Ordinary Share value between valuation dates.

The following table presents a reconciliation of the derivative earnout liability measured on a recurring basis using Level 3 inputs as of September 30, 2024:

Balance on December 31, 2023	7,788
Change in fair value recognized through profit and loss	11,020
Balance on September 30, 2024	18,808

All changes in fair value recognized in the statement of operations are unrealized. There were no sales, purchases, settlements or transfers into or out of Level 3 of the fair value hierarchy related to the derivative earnout liability during the period ended September 30, 2024.

Note 5. Prepayments and Other Receivables

Prepayments and other receivables consisted of the following:

(In thousands of USD)	September 30, 2024	December 31, 2023
Prepaid research and development costs	8,830	2,337
Other prepaid expenses	1,169	2,123
Value added tax receivable	3,500	1,006
Other receivables	1,646	875
Total prepayments and other receivables	15,145	6,341

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands of USD)	September 30, 2024	December 31, 2023
Accrued research and development materials and services	3,863	5,945
Accrued compensation and benefits	4,188	3,384
Accrued professional fees and other	2,529	2,069
Total accrued expenses and other current liabilities	10,580	11,398

Note 7. Shareholders’ Equity

Follow-on Offering

On February 16, 2024, the Company completed an underwritten public offering (the “Offering”) of 5,871,909 Ordinary Shares at a public offering price of $19.00 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 4,736,841 Ordinary Shares at a public offering price of $18.9999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares, less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 5,871,909 Ordinary Shares issued and sold in the offering, 1,383,750 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The Ordinary Shares and Pre-Funded Warrants were issued and sold pursuant to an underwriting agreement, among the Company and Jefferies LLC, Leerink Partners LLC, Piper Sandler & Co. and RBC Capital Markets, LLC, as representatives of the several underwriters listed on Schedule A thereto. The net proceeds to the Company from the Offering were $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. During the period from the date of the Offering to September 30, 2024 a total of 2,105,263 Pre-Funded Warrants were exercised resulting in the issuance of 2,105,248 Ordinary Shares.

Note 8. Share-Based Compensation

The Company has four share-based payment plans and one restricted share award in place as at September 30, 2024:

•
The Company’s Long-Term Incentive Plan (the “Plan”);
•
The Company’s Supplementary Long-Term Incentive Plan (the “Supplementary Plan”);
•
The Company’s Rollover Option Plan (the “Rollover Plan,”);
•
The Company’s Inducement Plan (the “Inducement Plan,” together with the Plan, the Supplementary Plan and the Rollover Plan, the “Plans”); and

•
Chief Executive Officer Restricted Share Award.

The Plans

The Plans are equity-settled, and the Company may grant various forms of equity awards, including the granting of options to purchase Ordinary Shares (“Company Options”) and restricted stock units (“RSUs”), pursuant to the Plans. In total, as of September 30, 2024 a maximum of 22,049,356 Ordinary Shares may be reserved for issuance pursuant to the Plans. The number of Ordinary Shares reserved for grant under the Plan will increase annually on January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Company's Board of Directors.

The contractual term is 10 years from grant date for options granted under the Plans. In general, each Company Option has a four-year vesting period with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the next following three years.

Modification of Options During the Period

In 2024, a total of 399,153 Company Options granted to one employee were modified. For 210,655 of the modified Company Options the vesting period was shortened, of which 200,655 such modified Company Options also had the exercise period extended. For the other 188,498 modified Company Options only the exercise period was extended.

The total fair value of the 210,655 modified Company Options for which the vesting period was shortened is equal to $1.2 million. Any expense previously recognized for such Company Options was reversed on the modification date and the full fair value of the modified Company Options is recognized over the applicable service period. For the 188,498 modified Company Options for which only the exercise period was extended the total fair value of the modification is equal to $0.1 million, all of which is recognized on the modification date.

The changes for the nine months ended September 30, 2023 in the number of Company Options outstanding related to Ordinary Shares and their related weighted average exercise prices are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of USD)
Outstanding as at December 31, 2023	15,783,509	$7.98
Granted	4,988,848	$14.06
Exercised	(591,403)	$1.27
Forfeited	—	$-
Outstanding as at September 30, 2024	20,180,954	$9.68	8.3	145,756
Options exercisable as at September 30, 2024	7,820,112	$6.49	7.6	79,035

The weighted average grant date fair value of Company Options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.60, and $4.83 per option for options granted during the nine months ended September 30, 2024 and 2023, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of Company Options exercised during the nine months ended September 30, 2024 and 2023 was $8.7 million and $1.7 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Nine months ended September 30,
	2024	2023
Expected life (years)	6.1	6.1
Risk-free rate	3.9%	4.0%
Volatility	41.7%	38.3%
Dividend yield	0.0%	0.0%

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

Expected Dividend

The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its Ordinary Shares.

Share-based compensation is classified in the consolidated statement of operations and comprehensive loss as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of USD)	2024	2023	2024	2023
Research and development expenses	3,043	3,273	9,514	11,492
Selling, general and administrative expenses	4,953	2,119	14,690	7,074
Total	7,996	5,392	24,204	18,566

As of September 30, 2024, there was $33.4 million of unrecognized compensation cost related to Company Options that have not yet vested. These costs are expected to be recognized over a weighted average period of 3.0 years until fully vested.

Restricted Stock Units

As at September 30, 2024 and December 31, 2023, the Company had allocated 143,002 Earnout Shares to be granted to Participating Optionholders if and when a certain clinical development milestone is achieved during the earnout period. These Earnout Shares will be delivered in the form of awards of RSUs granted pursuant to the Plan to such Participating Optionholders who are at the time of achievement of such milestone still providing services to the Company.

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

In connection with the award arrangement, if Dr. Davidson leaves the Company, all unvested Ordinary Shares will be cancelled against payment by the Company to him of the lower of the (i) the purchase price paid and (ii) the fair market value of such Ordinary Shares at the time of forfeiture. In order to reflect the consideration paid and the possibility that the Ordinary Shares would be repurchased if Dr. Davidson becomes a “Good Leaver” (as such term is defined in the award agreement) during the vesting period, the Company has recognized the consideration as a financial liability until the award has fully vested, at which time it will be reclassified to equity provided that Dr. Davidson remains with the Company. This liability is measured at the lower of (i) the purchase price paid and (ii) the fair market value of the Ordinary

Shares at the end of the reporting period. The liability for unvested Ordinary Shares as at September 30, 2024 and December 31, 2023 amounted to nil and $0.1 million, respectively.

For the nine months ended September 30, 2024, the movements in the number of Ordinary Shares outstanding are as follows:

Outstanding as at December 31, 2023	608,779
Granted/purchased during the period	—
Outstanding as at September 30, 2024	608,779

As of September 30, 2024 and December 31, 2023, a total of 608,779 and 519,999 Ordinary Shares had vested, respectively.

Note 9. Net Loss per Ordinary Share

For the purposes of calculating the weighted-average number of Ordinary Shares outstanding, the Ordinary Shares underlying the Pre-Funded Warrants issued in the Offering are included.

Basic and diluted net loss per Ordinary Share was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of USD, except share and per share amounts)	2024	2023	2024	2023
Net loss	(16,647)	(47,133)	(149,421)	(127,442)
Weighted average Ordinary Shares outstanding, basic and diluted	94,754,140	82,466,584	92,666,874	82,058,225
Net loss per Ordinary Share, basic and diluted	(0.18)	(0.57)	(1.61)	(1.55)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average Ordinary Shares outstanding as they would be anti-dilutive:

	As at September 30,
	2024	2023
Stock options	20,180,954	14,751,425
Outstanding warrants	2,700,152	4,017,221
Total	22,881,106	18,768,646

Note 10. Commitments and Contingencies

Commitments

The Company has entered into a variety of agreements and financial commitments in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide the Company with the option to cancel, reschedule and adjust our requirements based on the Company's business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of the Company's service providers, up to the date of cancellation. However, some of the Company's service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at September 30, 2024 they are estimated to be a maximum of $16.7 million.

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

As of September 30, 2024 we had cash of $422.7 million as compared to $340.5 million as of December 31, 2023. The increase in cash is primarily driven by the proceeds of the Offering (as defined below), Warrant (as defined below) exercises and the achievement of a clinical development milestone partially offset by cash outflows related to research and development costs as we continue development of obicetrapib and increased spending on selling, general and administrative expenses to support our growing organization. While we currently qualify as an “emerging growth company,” we will no longer qualify as such as of December 31, 2024 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies and expect to incur increased expenses as a result.

Recent Developments

TANDEM Enrollment

On July 8, 2024, we announced the completion of patient enrollment in the pivotal Phase 3 TANDEM clinical trial evaluating the fixed-dose combination (“FDC”) of obicetrapib plus ezetimibe in adult patients with HeFH and/or ASCVD or multiple risk factors for ASCVD, whose LDL-C is not adequately controlled despite being on maximally tolerated lipid-modifying therapies. The co-primary endpoints of the placebo-controlled, double-blind, four-arm, randomized TANDEM trial evaluate the effect of the FDC of 10 mg obicetrapib and 10 mg ezetimibe on the change in LDL-C levels from baseline, compared to ezetimibe 10 mg monotherapy, to obicetrapib 10 mg monotherapy and to placebo. A fourth co-primary endpoint was added to evaluate the effect of 10 mg obicetrapib monotherapy compared to placebo. Secondary endpoints include evaluating the percent change from baseline of the FDC on lipoprotein(a), apolipoprotein B and non-high-density lipoprotein cholesterol. The trial will also evaluate the safety and tolerability profile of the FDC. We expect to report topline data in the fourth quarter of 2024.

Positive Topline Data from Pivotal Phase 3 BROOKLYN Clinical Trial

On July 29, 2024, we announced positive topline data from our Phase 3 BROOKLYN clinical trial (NCT05425745). The BROOKLYN trial met its primary endpoint, with the obicetrapib arm achieving a statistically significant reduction of LDL-C versus placebo at day 84. An LS mean reduction of 36.3% (p < 0.0001) was observed compared to placebo at day 84, which was sustained at day 365 with an LS mean LDL-C reduction of 41.5% (p < 0.0001). The observed reductions in other biomarkers, including high-density lipoprotein cholesterol (“HDL-C”), non-HDL-C, lipoprotein(a), and apolipoprotein B, met statistical significance.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from the sale of pharmaceutical products. Our revenue has been solely derived from our license agreement with Menarini. Pursuant to the Menarini License, we received a non-refundable, non-creditable upfront amount of $120.9 million (€115.0 million) from Menarini on July 7, 2022, of which $98.6 million (€93.5 million) was recognized as revenue upon the execution of the Menarini License on June 23, 2022 and $4.1 million (€4.0 million) was subsequently recognized as revenue in 2022. In the three and nine months ended September 30, 2024, $1.8 million and $5.5 million of revenue was recognized, respectively, related to the recognition of additional amounts of the deferred portion of the upfront payment received from Menarini. Additionally, in partial contribution to our costs of development of the licensed products, Menarini may pay us €27.5 million, payable in two equal annual installments. Due to the scientific uncertainties around the commercialization of the licensed products based on the success of clinical trials, out of our control, the fixed €27.5 million is considered constrained at contract execution and is not initially recognized within the transaction price until it becomes highly probable of no significant revenue reversal. At the end of each reporting period, we assess the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the fixed consideration associated with these payments within the transaction price.

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

Interest Income

Interest income is recognized using the effective interest rate method. Finance income for the three and nine months ended September 30, 2024 and 2023 is related to interest earned on cash balances.

Net Foreign Exchange Gain/Loss

Our exchange gain relates mainly to cash balances denominated in foreign currencies, but also to transactions denominated in foreign currencies. Our foreign currency exposure is mainly related to the Euro. As of September 30, 2024, our net exposure to foreign currency risk was $110.5 million, as compared to $114.3 million as of December 31, 2023.

Income Tax

We have a history of losses and therefore have de minimis amounts of corporate tax. We expect to continue incurring losses as we continue to invest in our clinical and preclinical development programs. Consequently, any deferred tax assets are fully offset by a valuation allowance on our balance sheet.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the three months ended September 30,
(In thousands of USD)	2024	2023	Change
Revenue	29,111	2,941	26,170
Operating Expenses:
Research and development expenses	35,702	43,371	(7,669)
Selling, general and administrative expenses	18,412	9,128	9,284
Total operating expenses	54,114	52,499	1,615
Operating Loss	(25,003)	(49,558)	24,555
Other income (expense):
Interest Income	4,443	3,059	1,384
Fair value change - earnout and warrants	(770)	2,521	(3,291)
Foreign exchange gains/(losses)	4,682	(3,155)	7,837
Loss before tax	(16,648)	(47,133)	30,485
Income tax expense	(1)	—	(1)
Loss for the period	(16,647)	(47,133)	30,486

Revenue

Revenue was $29.1 million for the three months ended September 30, 2024 compared to $2.9 million for the three months ended September 30, 2023, an increase of $26.2 million or 890%. This increase was largely due to a clinical success milestone of $27.3 million pursuant to the Menarini License, which was earned in the three months ended September 30, 2024 while there were no clinical success milestones earned during the three months ended September 30, 2023. The amount of deferred revenue that was recognized during the three months ended September 30, 2024 was $1.1 million less than the amount of deferred revenue recognized during the three months ended September 30, 2023, which accounts for the remainder of the change.

Research and Development Expenses

Research and development expenses were $35.7 million for the three months ended September 30, 2024 compared to $43.4 million for the three months ended September 30, 2023, a decrease of $7.7 million, or 18%. This was primarily driven by:

•
a $6.6 million decrease in clinical expenses related to clinical trials which are completed or nearing completion;
•
a $1.9 million decrease in manufacturing costs; and
•
a partially offsetting $0.8 million increase in personnel costs.

The following table summarizes our research and development expenses for the periods indicated:

	For the three months ended September 30,
(In thousands of USD)	2024	2023	Change
Clinical expenses	24,083	30,638	(6,555)
Non-clinical expenses	707	1,168	(461)
Personnel expenses	5,448	4,666	782
Manufacturing costs	4,612	6,554	(1,942)
Regulatory expenses	819	301	518
Other research and development costs	33	44	(11)
Total research and development expenses	35,702	43,371	(7,669)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.4 million for the three months ended September 30, 2024 compared to $9.1 million for the three months ended September 30, 2023, an increase of $9.3 million, or 102%. This was primarily driven by:

•
a $6.5 million increase in personnel costs related to selling, general and administrative expenses primarily driven by our share-based compensation arrangements which account for $2.8 million of the increase. The remainder is largely due to increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization; and
•
a $2.4 million increase in marketing and communication expenses related to startup costs as we begin to build capabilities to support our planned commercial launch of obicetrapib, if approved.

The following table summarizes our selling, general and administrative expenses for the periods indicated:

	For the three months ended September 30,
(In thousands of USD)	2024	2023	Change
Personnel expense	10,729	4,263	6,466
Intellectual property	640	500	140
Legal costs	639	769	(130)
Finance and administration	1,135	1,275	(140)
Marketing and communication	3,546	1,142	2,404
Commission expense	49	121	(72)
Facility-related and other costs	1,674	1,058	616
Total selling, general and administrative expenses	18,412	9,128	9,284

Interest Income

Interest income was $4.4 million for the three months ended September 30, 2024 compared to $3.1 million for the three months ended September 30, 2023, an increase of $1.3 million, or 45%. This increase was driven by interest earned on cash balances.

Fair Value Change - Earnout and Warrants

Fair value change - earnout and warrants was a loss of $0.8 million for the three months ended September 30, 2024 compared to a gain of $2.5 million for the three months ended September 30, 2023. The change is driven by changes in the market prices during the period for our Ordinary Shares and Warrants which trade under the symbols "NAMS" and "NAMSW," respectively, and an increase from 40% to 65% in the estimated probability of completing the milestone related to the earnout which is an input to the fair value of the derivative earnout liability.

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a gain of $4.7 million for the three months ended September 30, 2024 compared to a loss of $3.2 million for the three months ended September 30, 2023. This change was largely driven by movements in the exchange rate for Euros, which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $16.6 million for the three months ended September 30, 2024 compared to $47.1 million for the three months ended September 30, 2023, a decrease of $30.5 million. The individual components of the change are described above.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the nine months ended September 30,
(In thousands of USD)	2024	2023	Change
Revenue	32,791	13,287	19,504
Operating Expenses:
Research and development expenses	116,511	118,132	(1,621)
Selling, general and administrative expenses	49,340	27,048	22,292
Total operating expenses	165,851	145,180	20,671
Operating Loss	(133,060)	(131,893)	(1,167)
Other income (expense):
Interest Income	12,396	8,615	3,781
Fair value change - earnout and warrants	(30,028)	(4,004)	(26,024)
Foreign exchange gains/(losses)	1,270	(160)	1,430
Loss before tax	(149,422)	(127,442)	(21,980)
Income tax expense	(1)	—	(1)
Loss for the period	(149,421)	(127,442)	(21,979)

Revenue

Revenue was $32.8 million for the nine months ended September 30, 2024 compared to $13.3 million for the nine months ended September 30, 2023, an increase of $19.5 million, or 147%. This increase was largely due to the recognition of $27.3 million of revenue from the Menarini License related to a clinical development milestone achieved in the nine months ended September 30, 2024, compared to $5.4 million of revenue related to clinical development milestones recognized in the nine months ended September 30, 2023. The increase in revenue related to clinical development milestones pursuant to the Menarini License was partially offset by a decrease in the amount of previously deferred revenue recognized from the Menarini License related to the research and development performance obligation. The amount of such revenue recognized was $5.5 million in the nine months ended September 30, 2024 as compared to $7.9 million recognized in the nine months ended September 30, 2023.

Research and Development Expenses

Research and development expenses were $116.5 million for the nine months ended September 30, 2024 compared to $118.1 million for the nine months ended September 30, 2023, a decrease of $1.6 million, or 1%. This change is made up of:

•
a $7.7 million decrease in manufacturing costs;
•
a $1.7 million decrease in non-clinical expenses related to pre-clinical studies;
•
a partially offsetting $1.1 million increase in personnel expenses; and
•
a partially offsetting $5.6 million increase in clinical expenses driven by costs incurred in the first half of 2024 as the Company enrolled and executed its clinical trial program, slightly offset by an reduction of costs in the three months ended September 30, 2024 as certain clinical trials are completed or nearing completion.

The following table summarizes our research and development expenses for the periods indicated:

	For the nine months ended September 30,
(In thousands of USD)	2024	2023	Change
Clinical expenses	84,174	78,601	5,573
Non-clinical expenses	1,503	3,166	(1,663)
Personnel expenses	16,366	15,252	1,114
Manufacturing costs	12,550	20,296	(7,746)
Regulatory expenses	1,719	725	994
Other research and development costs	199	92	107
Total research and development expenses	116,511	118,132	(1,621)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $49.3 million for the nine months ended September 30, 2024 compared to $27.0 million for the nine months ended September 30, 2023, an increase of $22.3 million, or 82%. This change is made up of:

•
a $15.3 million increase in personnel expenses related to selling, general and administrative expenses of which our share-based compensation arrangements account for $7.6 million. The remainder is largely due to increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization;
•
an $8.9 million increase in marketing and communication expenses related to startup costs as we begin to build capabilities to support our planned commercial launch of obicetrapib, if approved;
•
a $1.2 million increase in facility-related and other costs; and
•
a partially offsetting $2.8 million decrease in finance and administration expenses which is primarily due to costs incurred in 2023 in connection with an underwritten public offering of Ordinary Shares by certain of our shareholders. We did not sell any Ordinary Shares in the offering and did not receive any proceeds from the offering.

The following table summarizes our selling, general and administrative expenses for the periods indicated:

	For the nine months ended September 30,
(In thousands of USD)	2024	2023	Change
Personnel expense	27,693	12,441	15,252
Intellectual property	1,591	1,284	307
Legal costs	1,530	1,992	(462)
Finance and administration	3,205	5,983	(2,778)
Marketing and communication	11,143	2,229	8,914
Commission expense	150	252	(102)
Facility-related and other costs	4,028	2,867	1,161
Total selling, general and administrative expenses	49,340	27,048	22,292

Interest Income

Interest income was $12.4 million for the nine months ended September 30, 2024 compared to $8.6 million for the nine months ended September 30, 2023, an increase of $3.8 million, or 44%. This increase was driven by interest earned on cash balances.

Fair Value Change - Earnout and Warrants

Fair value change - earnout and warrants was a loss of $30.0 million for the nine months ended September 30, 2024 compared to a loss of $4.0 million for the nine months ended September 30, 2023. The change is driven by changes in the market price during the period for our Ordinary Shares and Warrants which trade under the symbols

"NAMS" and "NAMSW," respectively, and an increase from 40% to 65% in the estimated probability of completing the milestone related to the earnout which is an input to the fair value of the derivative earnout liability.

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a gain of $1.3 million for the nine months ended September 30, 2024 compared to a loss of $0.2 million for the three months ended September 30, 2023. This change was largely driven by movements in the exchange rate for Euros, which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $149.4 million for the nine months ended September 30, 2024 compared to $127.4 million for the nine months ended September 30, 2023, an increase of $22.0 million. The individual components of the change are described above.

Liquidity and Capital Resources

Overview

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of obicetrapib. As a result, we are not yet profitable and have incurred losses in each annual period since our inception. As of September 30, 2024, we had an accumulated loss of $466.4 million. We expect to continue to incur significant losses for the foreseeable future.

We have historically funded our operations primarily through private and public placements of shares, the sale of convertible notes, proceeds from the Menarini License and the proceeds from the closing of the transactions contemplated by the Business Combination Agreement, dated July 25, 2022 (the "Business Combination Agreement"), by and among the Company, NewAmsterdam Pharma Holding B.V., Frazier Lifesciences Acquisition Corporation ("FLAC"), and NewAmsterdam Pharma Investment Corporation (the “Business Combination”). As of September 30, 2024, we had cash of $422.7 million.

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

At-the-Market Offering

On August 9, 2024, we entered into an Amended and Restated Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) and TD Securities (USA) LLC (“TD Cowen”), an affiliate of Cowen, pursuant to which we may issue and sell from time to time up to $150 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” The Sales Agreement amends and restates the sales agreement, dated December 7, 2023, between us and Cowen (the "Prior Sales Agreement"). TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the nine months ended September 30, 2024, we did not sell any Ordinary Shares pursuant to the Sales Agreement or the Prior Sales Agreement.

Menarini License

On June 23, 2022, we entered into the Menarini License, pursuant to which we granted Menarini an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property and our regulatory documentation to undertake post approval development activities and commercialize the Licensed Products, for any use in the Menarini Territory. Pursuant to the Menarini License, Menarini made a non-refundable, non-creditable upfront payment to us of €115 million. Menarini has also committed to providing us €27.5 million in funding for the research and development activities related to the Licensed Products over two years, together with bearing 50% of any development costs incurred in respect of the pediatric population in the Menarini Territory. We are also eligible to receive up to €868 million upon the achievement of various clinical, regulatory and commercial milestones, €30 million of which has been received to date. If obicetrapib is approved, and successfully commercialized by Menarini, we will be entitled to tiered royalties ranging from the low double-digits to the mid-twenties as a percentage of net sales in the Menarini Territory, with royalty step-downs in the event of generic entrance or in respect of required third-party intellectual property payments. See the section titled “Business—Commercial” contained in our Annual Report for a full description of the Menarini License.

As of September 30, 2024, we have received a total of €30 million in milestone payments from Menarini, €25 million of which was received in the nine months ended September 30, 2024.

Warrants

In the nine months ended September 30, 2024, 1,317,069 Warrants were exercised at an exercise price of $11.50 per Ordinary Share generating gross proceeds of $13.4 million. As of September 30, 2024, we had another 2,700,152 outstanding Warrants to purchase 2,700,152 Ordinary Shares, exercisable at an exercise price of $11.50 per share, which expire on November 23, 2027, at 5:00 p.m., Eastern Standard Time. Based on the exercise price of the Warrants, we may receive up to $31.1 million assuming the exercise of all Warrants outstanding as of September 30, 2024. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Ordinary Shares and the spread between the exercise price of the Warrant and the price of an Ordinary Share at the time of exercise. For example, to the extent that the trading price of the Ordinary Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the trading price of the Ordinary Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. The exercise price of the Warrants has at times exceeded the market price of the Ordinary Shares. To the extent that the price of our Ordinary Shares is below $11.50, we believe that the Warrant holders will be unlikely to cash exercise their warrants, resulting in little to no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their expiration and, as such, certain unexercised Warrants may expire worthless. As such, it is possible that we may never generate any additional cash proceeds from the exercise of our Warrants. We have not included, and do not intend to include, any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability that the Warrants are exercised over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
(In thousands of USD)	2024	2023
Net cash (used in)/provided by operating activities	(121,083)	(108,144)
Net cash used in investing activities	(669)	(21)
Net cash provided by financing activities	202,896	8,912
Foreign exchange differences	1,135	(168)
Cash at the beginning of the period	340,450	467,728
Cash at the end of the period	422,729	368,307

Net Cash Flows Used In Operating Activities

Net cash flows used in operating activities was $121.1 million in the nine months ended September 30, 2024 compared to $108.1 million in the nine months ended September 30, 2023, an increase of $13.0 million. This change was primarily due to an increase in research and development and selling, general and administrative expenditures, the underlying reasons for which are described above, partially offset by an increase in revenue earned related to clinical development milestones in the current period as compared to the same period in the prior year.

Net Cash Flows Used In Investing Activities

Net cash flows used in investing activities was $0.7 million in the nine months ended September 30, 2024 compared to $0.0 million in the nine months ended September 30, 2023, an increase of $0.7 million. This change was primarily due to investments in internal use software and computer equipment to support our growing organization.

Net Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities was $202.9 million in the nine months ended September 30, 2024 compared to $8.9 million in the nine months ended September 30, 2023, an increase of $194.0 million. This change was primarily related to the Offering, which generated net proceeds of $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The remaining change is due to a $4.8 million increase in the proceeds received from the exercise of Warrants, partially offset by a $0.5 million net outflow upon the exercise of options after taking into account the payment of related withholding taxes.

Operating Capital and Capital Expenditure Requirements

Third-Party Service Agreements

We have entered into a variety of agreements and financial commitments in the normal course of business with CROs, CMOs, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at September 30, 2024 they are estimated to be a maximum of $14.0 million due within one year and $2.7 million due in more than a year. As at September 30, 2024, we had cash of $422.7 million, which is sufficient to fund these obligations.

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

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to cash and trade and other payables denominated in currencies other than our functional currency, the U.S. Dollar. As of September 30, 2024, our net exposure to foreign currency risk was $110.5 million, mainly related to the Euro. As of September 30, 2024, the effect of a hypothetical 1% change in exchange rates on currencies denominated in other than our functional currency would result in a potential change in future earnings in our consolidated statement of operations of approximately $1.1 million.

We partly manage our foreign currency risk by selectively holding foreign currency in our cash to offset foreign currency exposures from lease liabilities and trade and other payables. We plan to use this cash to settle future expenses we expect to incur in those foreign currencies.

Other Market Price Risk

As a result of the Business Combination, we have derivative warrant liabilities and a derivative earnout liability which are measured at fair value through profit or loss. As at September 30, 2024, the fair value of the derivative warrant liabilities and the derivative earnout liability were $18.9 million and $18.8 million, respectively. The value of the derivative warrant liability is directly correlated to the market price of a publicly traded Warrant, which is traded under the symbol NAMSW. With all other variables held constant, a 1% change in the market price of NAMSW would change the value of the derivative warrant liability by 1%, or $0.2 million. The value of the derivative earnout liability is directly correlated to the market price of a publicly traded Ordinary Share, which is traded under the symbol NAMS. With all other variables held constant, a 1% change in the market price of NAMS would change the value of the derivative earnout liability by 1%, or $0.2 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2024. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective due to the un-remediated material weaknesses in internal control, previously disclosed in the Annual Report and include the following:

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

Changes in Internal Controls over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing and undertaking clinical trials of our product candidate, obicetrapib. We are not profitable and have not generated product revenue from operations. We have historically incurred net losses since we commenced operations in October 2019. For the year-to-date period ended September 30, 2024, we incurred a net loss of $149.4 million and as of September 30, 2024, we had an accumulated deficit of $466.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, considering the current research and development stage of our activities, as we do not have products approved for commercial sale. Our ability to ultimately achieve recurring product revenues and profitability is dependent upon our ability to successfully complete the development of obicetrapib and obtain necessary regulatory approvals for, and successfully manufacture, market and commercialize, our product together with our partners.

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

Since our inception, almost all of our resources have been dedicated to the clinical development of obicetrapib. While we have been successful in the past in obtaining financing, we expect to continue to spend substantial amounts to continue the clinical development of our product candidate. As of September 30, 2024, we had cash of $422.7 million.

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

As of September 30, 2024, we had 62 employees and 13 consultants. We expect to continue to expand our development, quality, sales, managerial, operational, finance, marketing and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize obicetrapib, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

As of September 30, 2024, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 55.5% of our outstanding Ordinary Shares (assuming that none of the 1,886,137 Earnout Shares have been issued). Certain of our directors are also affiliated with certain of our greater than 5% shareholders. As a result of the foregoing, these shareholders may be able to significantly influence the outcome of matters submitted for director action, subject to obligation of the Board of Directors to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of the Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. The influence of these shareholders over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of our Ordinary Shares to decline or prevent our shareholders from realizing a premium over the market price for their Ordinary Shares. Investors in our Ordinary Shares should consider that the interests of these shareholders may differ from their interests in material respects.

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

In connection with the preparation of our financial statements at and for the years ended December 31, 2023, 2022 and 2021 and three and nine months ended September 30, 2024 and 2023, our management identified material weaknesses in the design of our internal control over financial reporting across the principles for each component of the COSO framework at the entity level (i.e. control environment, risk assessment, monitoring, information & communication and control activities) and accordingly, across its business and IT processes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis. Specifically, the material weaknesses that were identified, individually or in the aggregate, included the following:

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

As a result of the material weaknesses in our internal controls over financial reporting, our management has concluded that as of December 31, 2023 and September 30, 2024, our disclosure controls and procedures were not effective. As described in more detail in the section titled “Controls and Procedures—Evaluation of Disclosure Controls and Procedures”, our management, under the oversight of the Audit Committee, has begun taking steps in an effort to remediate the identified material weaknesses, which steps consist primarily of engaging additional personnel and establishing the internal control framework. We are continuing to evaluate additional controls and procedures that may be required to remediate the identified material weaknesses. Our identified material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and the management has concluded, through testing, that these controls are operating effectively.

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

As of September 30, 2024, we had Warrants to purchase an aggregate of 2,700,152 Ordinary Shares and Pre-Funded Warrants to purchase an aggregate of 4,736,841 Ordinary Shares outstanding. The exercise price of the Warrants and Pre-Funded Warrants is $11.50 per share and $0.0001 per share, respectively. To the extent such warrants are exercised, additional Ordinary Shares will be issued, which will result in dilution to the holders of Ordinary Shares and increase the number of Ordinary Shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants and Pre-Funded Warrants may be exercised could adversely affect the market price of Ordinary Shares. To the extent that the Warrants are “out-of-the-money” we do not expect that all of the Warrant holders will exercise their Warrants. As such, there is no guarantee that the Warrants will ever be exercised. As of September 30, 2024, there were 20,180,954 shares issuable upon the exercise of options granted under the LTIP, Rollover Plan, Supplementary LTIP and Inducement Plan at a weighted average exercise price of $9.68. If the options are exercised, there may be additional Ordinary Shares offered which may further adversely affect the market price of our Ordinary Shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

Except as set forth below, during the three months ended September 30, 2024, none of our officers or directors adopted, amended or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On September 20, 2024, Douglas Kling, our Chief Operating Officer, terminated a Rule 10b5-1 trading arrangement for the potential sale of up to 431,144 Ordinary Shares. The arrangement was initially adopted on March 29, 2024.

On September 25, 2024, Louise Kooij, our Chief Accounting Officer terminated a Rule 10b5-1 trading arrangement for the potential sale of up to 213,073 Ordinary Shares. The arrangement was initially adopted on June 27, 2024.

On September 26, 2024, Douglas Kling, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 798,612 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement's expiration date is September 26, 2025.

On September 27, 2024, Ian Somaiya, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 200,000 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement's expiration date is September 30, 2025.

On September 27, 2024, Louise, Kooij, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 110,000 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement's expiration date is September 30, 2025.

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, entered into or terminated during the three months ended September 30, 2024.

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

NewAmsterdam Pharma Company N.V.

Date: November 6, 2024	By:	/s/ Michael Davidson
Michael Davidson, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Ian Somaiya
Ian Somaiya
Chief Financial Officer
(Principal Financial Officer)