Form 10-K
period 2024-12-31
NewAmsterdam Pharma Co N.V.
filed 2025-02-26
CIK 1936258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large Accelerated Filer	☑	Accelerated Filer	☐

Non- Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s ordinary shares held by non-affiliates was $1,051,390,348 as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 54,731,408 ordinary shares held by non-affiliates and a closing price of $19.21 as reported on the Nasdaq Global Market on June 30, 2024.

As of February 18, 2025, there were 109,817,812 of the registrant’s ordinary shares, nominal value €0.12 per share, outstanding.

NewAmsterdam Pharma Company N.V.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section titled “Risk Factors” in this Annual Report. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as specifically required by law. You should, however, review the factors and risks that the Company describes in the reports it files from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

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
•
We are developing obicetrapib in combination with other therapies, and safety of supply issues with combination products may delay or prevent development and approval of our combination product candidate.
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
•
We currently intend to rely on our collaboration with A. Menarini International Licensing S.A., part of Menarini Group ("Menarini") for the commercialization of obicetrapib, if approved, in certain European areas. Failure or delay of Menarini to fulfill all or part of its obligations to us under the exclusive license agreement , dated June 23, 2022, with Menarini (the "Menarini License"), a breakdown in collaboration between the parties or a complete or partial loss of this relationship could materially harm our business if obicetrapib is approved in the relevant jurisdictions.

Risks Related to Our Business and Strategy

•
We have expanded and expect to continue expanding our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•
Our international operations subject us to various risks, and our failure to manage these risks could adversely affect our results of operations; we may also be exposed to significant foreign exchange risk.

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
•
We no longer qualify as an “emerging growth company” as of December 31, 2024 and, as a result, we are no longer able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies and therefore expect to incur increased expenses due to increased disclosure requirements.

PART I

Item 1. Business

Overview

We are a late-stage biopharmaceutical company whose mission is to improve patient care in populations with cardiometabolic diseases where currently approved therapies have not been adequate or well tolerated. We seek to fill a significant unmet need for a safe, well tolerated and convenient low-density lipoprotein cholesterol (“LDL-C”) lowering therapy. In multiple Phase 3 trials, we have investigated obicetrapib, an oral, low-dose, once-daily, highly selective cholesterol ester transfer protein (“CETP”) inhibitor, alone or as a fixed-dose combination with ezetimibe, as preferred LDL-C lowering therapies to be used as an adjunct to statin therapy for patients at risk of cardiovascular disease (“CVD”) with elevated LDL-C, for whom existing therapies are not sufficiently effective or well tolerated. We believe that CETP inhibition may also play a role in other indications by potentially mitigating the risk of developing diseases such as Alzheimer’s disease.

Obicetrapib is a next-generation, oral, low-dose, highly selective CETP inhibitor that we are developing to potentially overcome the limitations of current LDL-C lowering treatments. In addition to LDL-C, obicetrapib has shown significant reductions in lipoprotein(a) ("Lp(a)") and small LDL particles, all with safety comparable to placebo. We believe that obicetrapib has the potential to be a once-daily oral CETP inhibitor for lowering LDL-C, if approved. In each of our Phase 3 clinical trials, BROADWAY and BROOKLYN, evaluating obicetrapib as an adjunct to high-intensity statin therapy, obicetrapib met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In our Phase 3 TANDEM clinical trial, evaluating obicetrapib in combination with ezetimibe as an adjunct to high-intensity statin therapy, obicetrapib in combination with ezetimibe met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In five of our Phase 2 clinical trials, TULIP, ROSE, OCEAN, ROSE2 and our Japan Phase 2b clinical trial, evaluating obicetrapib as a monotherapy or a combination therapy with ezetimibe 10 mg, we observed statistically significant LDL-C lowering with side effects similar in frequency and severity to placebo including muscle-related side effects and drug-related treatment-emergent serious adverse events (“TESAEs”). We have observed obicetrapib to be well tolerated in an aggregate of over 3,500 patients with low or moderately elevated LDL-C levels (“dyslipidemia”) in our clinical trials to date. Furthermore, we believe that obicetrapib’s oral delivery, demonstrated activity at low doses, chemical properties and tolerability make it well-suited for combination approaches.

Lowering of LDL-C, has been associated with major adverse cardiovascular events (“MACE”) benefit in trials of LDL-C lowering drugs, including the REVEAL trial with the CETP inhibitor, anacetrapib. In our Phase 3 BROADWAY clinical trial, we observed a 21% reduction in the exploratory MACE endpoint (coronary heart disease death, non-fatal myocardial infarction, non-fatal stroke and coronary revascularization) and we are performing a Phase 3 cardiovascular outcomes trial (“CVOT”), PREVAIL, to reconfirm this relationship.

Obicetrapib has shown to not only reduce LDL-C but also several additional biomarkers associated with MACE. To date, obicetrapib has shown reductions in non-HDL-C, apolipoprotein B (“ApoB”), and small dense lipoprotein particles (“sdLDL-P”). In our clinical trials, we have also observed reductions in Lp(a), which is believed to be an independent MACE risk factor, along with reductions in total lipoprotein (“LDL”) particles and more specifically small LDL particles, which are believed to be more atherogenic particles.

CVD is a leading cause of death worldwide. Atherosclerotic cardiovascular disease (“ASCVD”) is primarily caused by atherosclerosis, which involves the build-up of fatty material within the inner walls of the arteries. Atherosclerosis is the primary cause of heart attacks, strokes and peripheral vascular disease. One of the most important risk factors for ASCVD is hypercholesterolemia, which refers to elevated LDL-C levels within the body, commonly known as high cholesterol.

A significant proportion of patients with high cholesterol do not achieve acceptable LDL-C levels using statin therapy alone. We estimate that in the United States there are approximately 30 million patients that are not at their risk-based LDL-C goals despite treatment with lipid lowering therapy, including approximately 13 million with ASCVD. Existing non-statin treatment options have been largely unable to address the needs of patients with high cholesterol due to limited efficacy, an inconvenient injectable administration route and, in the past, market access restrictions. It is estimated that over 75% of ASCVD and heterozygous familial hypercholesterolemia (“HeFH”) outpatients prefer oral drugs to injectable therapies.

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

We have partnered with Menarini, providing them with the exclusive rights to commercialize obicetrapib 10 mg, either as a sole active ingredient product or in a fixed-dose combination with ezetimibe, in the majority of European countries, if approved. Subject to receipt of marketing approval, our current plan is to pursue development and commercialization of obicetrapib in the United States ourselves, and to consider additional partners for jurisdictions outside of the United States and the European Union (the “EU”), including in Japan and China. In addition to our partnership with Menarini, we may in the future utilize a variety of types of collaboration, license, monetization, distribution and other arrangements with other third parties relating to the development or commercialization, once approved, of obicetrapib or future product candidates or indications. We are also continually evaluating the potential acquisition or license of new product candidates.

The following table summarizes our current clinical programs:

* Other than as noted, the pipeline represents trials that are currently ongoing. Projections are subject to inherent limitations. Actual results may differ from expectations. The timing of regulatory submissions is subject to additional discussions with regulators.

We conducted two Phase 3 pivotal clinical trials, BROADWAY and BROOKLYN, to evaluate obicetrapib as a monotherapy used as an adjunct to maximally tolerated lipid-lowering therapies to potentially enhance LDL-C lowering in patients with ASCVD and or HeFH. We announced topline results for BROOKLYN in July 2024 and for BROADWAY in December 2024, both of which met the primary endpoint for the study with safety and tolerability comparable to placebo. Over 2,500 patients were randomized in the BROADWAY trial and over 350 patients were randomized in the BROOKLYN trial. We currently expect to report additional data from each study over the course of 2025. In March 2022, we commenced our Phase 3 PREVAIL CVOT, which is designed to assess the potential of obicetrapib to reduce occurrences of MACE, including cardiovascular death, non-fatal myocardial infarction, non-fatal stroke and non-elective coronary revascularization in at least 9,000 patients. We completed enrollment in PREVAIL in April 2024 and expect to complete the study by the end of 2026.

We are also investigating obicetrapib as a fixed-dose combination with ezetimibe, an oral cholesterol absorption inhibitor and LDL-C lowering therapy, and plan to seek approval for this fixed-dose combination in parallel with obicetrapib monotherapy. In our Phase 3 TANDEM trial, we evaluated the efficacy and safety of 10 mg obicetrapib and 10 mg ezetimibe as a fixed-dose combination used as an adjunct to diet and maximally tolerated lipid-lowering therapies to potentially enhance LDL-lowering in patients with HeFH, ASCVD or ASCVD risk equivalents. In November 2024, we reported data from the Phase 3 TANDEM trial, which met its primary and secondary endpoints, with safety and tolerability comparable to placebo.

Our goal is to submit a New Drug Application (“NDA”) for the fixed-dose combination shortly after submitting an NDA for obicetrapib as a monotherapy. We expect that efficacy and safety data from BROADWAY and BROOKLYN will be described in the fixed-dose combination product label, if approved.

We plan to seek approval of obicetrapib in the United States, the EU, Japan, China and the United Kingdom. We conducted multiple Phase 3 trials simultaneously, with clinical plans that incorporate feedback from the FDA, the EMA, the Japan Pharmaceuticals and Medical Devices Agency (“PMDA”) and the China National Medical Products Administration (“NMPA”).

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

Clinically demonstrated anti-diabetic benefits have been observed with CETP inhibition in Phase 3 CVOTs that, if seen in obicetrapib, would differentiate it from current treatment alternatives, especially statin therapy. We are planning preclinical studies to examine the potential of obicetrapib for patients suffering from diabetes and have included new onset of type 2 diabetes as an endpoint in our PREVAIL CVOT, as measured by AEs indicating Type 2 diabetes, initiation of anti-diabetes medication after confirmed diabetes diagnosis or high levels of hemoglobin A1c and fasting plasma glucose. In the Phase 3 BROADWAY trial, we observed a statistically significant improvement in these prespecified AEs of special interest after one year of treatment that we hope to reconfirm in the PREVAIL CVOT trial.

Our Management Team and Investors

We are led by a world-class team of industry veterans, including some of the world’s preeminent cardiometabolic experts. Dr. Michael Davidson, our Chief Executive Officer and a member of our board of directors (the “Board of Directors”), is a leading expert in the field of lipidology and is a seasoned executive who served as founder and Chief Executive Officer of Corvidia Therapeutics, Inc. and founder and Chief Medical Officer of Omthera Pharmaceuticals, Inc. In addition, Dr. Davidson is board-certified in internal medicine, cardiology and clinical lipidology and has extensive experience designing, managing and evaluating clinical research. Dr. John Kastelein, our founder and Chief Scientific Officer and a member of the Board of Directors, is Emeritus Professor of Medicine at the Department of Vascular Medicine at the Academic Medical Center of the University of Amsterdam. Dr. Kastelein was a co-founder of uniQure N.V. and Xenon Pharmaceuticals Inc. His clinical research on the development of novel therapies for CVD and the genetic basis of dyslipidemia is widely published, and he serves as the Chief Executive Officer of the Vascular Research Network, a site maintenance organization comprising dozens of hospitals in the Netherlands that are involved in clinical trials for cardiometabolic disease. Douglas Kling, our Chief Operating Officer, is an expert in the development of drugs to treat dyslipidemia and CVD, and has managed clinical operations at both Corvidia Therapeutics, Inc. and Omthera Pharmaceuticals, Inc. Ian Somaiya, our Chief Financial Officer, has nearly three decades of experience in senior leadership roles in the biopharmaceutical industry. Mr. Somaiya, our Chief Financial Officer, most recently served as CFO and Chief Business Officer of Elucida Oncology and, before that, as CFO of TCR2 Therapeutics, where he guided the company through its initial public offering and two subsequent follow-on offerings, as well as led the company’s finance, reporting, business development and investor relations functions. Prior to joining TCR2 Therapeutics, Mr. Somaiya was a managing director and head of biotechnology research at BMO Capital Markets. He also served as a Managing Director and equity analyst at Nomura Securities, Piper Jaffray and Thomas Weisel Partners. BJ Jones, our Chief Commercial Officer, has three decades of commercial and launch experience in both large pharmaceutical and small biotech companies. Most recently, he served as CCO, Migraine & Common Diseases at Biohaven Pharmaceuticals, and led the commercial enterprise that launched Biohaven’s Nurtec® ODT. Earlier in his career, Mr. Jones held leadership roles of increasing responsibility at Takeda Pharmaceuticals, AstraZeneca, Bristol-Myers Squibb, Boehringer Ingelheim and NitroMed, during which time he supported mass market product launches for notable brands including Excedrin Migraine®, Farxiga®, Pradaxa®, BiDil®, and Abilify®.

In addition, we are backed by leading life sciences investors, including Frazier Life Sciences, Bain Capital, Forbion, RA Capital and Viking Global. Prospective investors should not rely on the past investment decisions of our investors, as our investors may have different risk tolerances and may have received their securities in prior offerings at a significant discount to the market price.

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

Patients unable to achieve treatment goals with maximally tolerated statin therapy require additional lipid-lowering therapy. Cholesterol absorption inhibitors, ezetimibe, bempedoic acid or PCSK9 inhibitors are all prescribed as alternatives or adjuncts to statins. However, there are several limitations with these lines of therapy, such as limited efficacy, route of administration, market access hurdles and side effects. Because PCSK9 inhibitors are injectable, they pose a less attractive option for patients who broadly prefer oral medications, and they have not received the expected utilization by clinicians or patients. The two non-statin oral LDL-C-lowering therapies, ezetimibe and bempedoic acid, often do not provide the efficacy required for many patients, including high-risk ASCVD patients, that have more aggressive LDL-C goals, and bempedoic acid has label warnings of hyperuricemia and tendon rupture. Therefore, there remains a significant unmet medical need for therapies to reduce LDL-C levels and residual cardiovascular risk in a convenient dosage form, and with a more favorable tolerability and safety profile to encourage long-term use and patient compliance. We believe that a potent, convenient, safe and well-tolerated low-dose oral medication to reduce LDL-C could fulfill this unmet need.

Our Solution: Enhanced LDL-C Lowering Through CETP Inhibition with Obicetrapib

We believe that CETP inhibition with obicetrapib has the potential, if approved, to provide patients and physicians with a new oral therapy option to robustly reduce LDL-C. Obicetrapib is designed to be a next-generation, oral, low-dose, highly selective CETP inhibitor with powerful LDL-C lowering capability. We are developing obicetrapib as both a monotherapy and a fixed-dose combination therapy with ezetimibe and have structured our obicetrapib program to overcome the safety, potency, trial design and commercial viability limitations of prior CETP inhibitors. Further, we believe that obicetrapib’s oral delivery, demonstrated activity in low doses, chemical properties and potential tolerability make it well-suited for combination approaches.

Obicetrapib has intrinsic properties, such as ionizable features and substantially reduced lipophilicity, that we believe give it more favorable properties as a drug candidate compared to prior CETP inhibitors. We have observed a favorable tolerability profile for obicetrapib in an aggregate of over 3,500 patients with dyslipidemia from Phase 1 through Phase 3 clinical trials. We conducted two Phase 3 pivotal trials, BROADWAY and BROOKLYN, to evaluate obicetrapib as a monotherapy used as an adjunct to maximally tolerated lipid-lowering therapies to potentially enhance LDL-C lowering in patients with ASCVD and/or HeFH. We completed enrollment for BROADWAY in July 2023 and for BROOKLYN in April 2023. Over 2,500 patients were randomized in the BROADWAY trial and over 350 patients were randomized in the BROOKLYN trial. We reported top-line data from BROOKLYN in July 2024 and from BROADWAY in December 2024, and currently expect to report additional data from each study over the course of 2025. In March 2022, we commenced our Phase 3 PREVAIL CVOT, which is designed to assess the potential of obicetrapib to reduce occurrences of MACE, including cardiovascular death, non-fatal myocardial infarction, non-fatal stroke and non-elective coronary revascularization. We completed enrollment in PREVAIL in April 2024 and expect to complete the trial by the end of 2026.

We also continue investigating obicetrapib as a fixed-dose combination with ezetimibe following the announcement of data from our Phase 3 TANDEM trial. In parallel with the ROSE2 trial, we formulated two prototype fixed-dose combination tablets of obicetrapib and ezetimibe. These formulations were compared to the co-administration of obicetrapib and ezetimibe in a pilot bioequivalence trial, which was completed in the first half of 2023. Based on the results of this pilot bioequivalence trial and the data and learnings from our ROSE2 trial, we selected a formulation for a fixed-dose combination tablet of obicetrapib and ezetimibe and initiated TANDEM, a Phase 3 pivotal trial, to evaluate 10 mg obicetrapib and 10 mg ezetimibe as a fixed-dose combination used as an adjunct to diet and maximally tolerated lipid-lowering therapies to potentially enhance LDL-C lowering in patients with HeFH, ASCVD or ASCVD risk equivalents, in the first quarter of 2024 and announced topline data in November 2024.

We believe that obicetrapib has the potential to significantly impact the existing treatment paradigm for patients with ASCVD and/or HeFH and elevated levels of LDL-C, and that the key differentiating attributes of our product candidate include the following:

•
Enhanced LDL-C reduction capability. We believe that obicetrapib’s physical, pharmacokinetic and biopharmaceutical properties position it to potentially demonstrate more favorable potency and enhanced LDL-C lowering capability than previous CETP inhibitors. In previously conducted clinical trials in patients with moderately high LDL-C levels with or without prior statin therapy, obicetrapib has been observed to lower LDL-C both as a monotherapy and a combination therapy with ezetimibe (an approved LDL-C-lowering medication). In our Phase 3 BROADWAY and BROOKLYN clinical trials, we observed a mean LDL-C reduction capability of 33% and 36%, respectively, compared to placebo in patients treated with 10 mg obicetrapib on top of high-intensity statins. In our Phase 3 TANDEM clinical trial, we observed a mean LDL-C reduction of 52% in patients treated with a combination of 10 mg obicetrapib and 10 mg of ezetimibe as an adjunct to high-intensity statins, when compared to placebo.
•
Promising tolerability profile. Patients are often non-compliant with existing cholesterol-lowering therapies, particularly statin therapy, due to their side effect profiles, which could result in suboptimal treatment outcomes and disease progression. In three of our Phase 3 and five of our Phase 2 clinical trials of obicetrapib, we observed statistically significant LDL-lowering activity combined with a similar incidence of generally moderate side effects compared to placebo and no drug-related, treatment-emergent serious AEs. In addition, CETP inhibitors previously under development were observed to produce anti-diabetic benefits in Phase 3 CVOTs, which was also shown in obicetrapib, and could make it a potentially attractive adjunct for patients who are concerned about the risks of diabetes associated with statin therapy.
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
•
Effect on other predictors of disease risk. Like other types of LDL-C lowering therapies, i.e., statins and PCSK9 inhibitors, CETP inhibition enhances the removal of ApoB, a protein found in lipoprotein particles that contributes to atherosclerosis. However, unlike statins, based on observations from our Phase 2 and Phase 3 clinical trials, obicetrapib also decreases the presence of Lp(a), an important biomarker for CVD risk reduction.

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

sdLDL-P are also believed to be an important predictor of CVD risk, with lower levels of sdLDL-P having been observed to correlate closely to lower cardiovascular risk. The measurement of using LDL particle (“LDL-P”) size and particles numbers is an alternative approach to determining CVD risk assessment and research suggest that LDL-P size, density and numbers may be more closely correlated to CVD risk than LDL-C. Increased levels of LDL-P suggest an increased presence of sdLDL-P which may have a greater potential to develop into arterial plaque due to their increased time in circulation compared to larger LDL-P and greater ability to become trapped in the arterial wall. Research has suggested that treatments lowering LDL-C alone may trigger a disconnect between LDL-C and LDL-P, which, given the observed strong connection between LDL-P and CVD risk, suggests there is a need for a drug which lowers both.

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

•
Ezetimibe. The non-statin cholesterol absorption inhibitor ezetimibe functions by preventing the absorption of cholesterol in the intestines by blocking the NPC1L1 protein. Although these drugs are administered at a low dose, which contributes to their safety and tolerability, and are generic and broadly available, they have been shown to only moderately reduce LDL-C. Ezetimibe as monotherapy or when given in combination with statin therapy has been observed to reduce LDL-C by approximately 13% to 20%. Despite its modest efficacy, ezetimibe is the most prescribed non-statin lipid lowering therapy with approximately 11% market share.
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

In the Phase 3 REVEAL CVOT investigating the efficacy of anacetrapib in approximately 30,000 patients with ASCVD receiving intensive atorvastatin therapy, there was an observed correlation between MACE benefits for anacetrapib and the magnitude of the LDL-C reduction, suggesting that CETP inhibitors work according to the same principle as statin therapy in reducing MACE. The REVEAL trial began enrollment in August 2011 and completed its long-term follow-up in April 2019. A median four-year follow-up of the REVEAL trial showed that CETP inhibition resulted in a 9% reduction in MACE (first major coronary event, a composite of coronary death, myocardial infarction or coronary revascularization) compared to placebo. We believe the REVEAL results provide clinical support showing that the absolute reduction in LDL-C over time by CETP inhibition confers a predictable benefit in the prevalence of adverse cardiovascular outcomes, as measured by MACE. However, due to a very low baseline level of LDL-C (61 mg/dl), the trial showed only a modest absolute LDL-C lowering of 11 mg/dl (17%). In addition, anacetrapib’s commercial viability was limited by its lipophilicity, which caused it to accumulate in fat tissue over time.

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

Clinical Development Plan

We conducted two Phase 3 pivotal trials – our BROADWAY and BROOKLYN trials – designed to measure obicetrapib’s ability to reduce LDL-C as a monotherapy administered as an adjunct to maximally tolerated lipid-modifying therapy. Following our end of Phase 2 meeting with the FDA in the fourth quarter of 2021, we also commenced our Phase 3 PREVAIL CVOT for obicetrapib as a monotherapy administered as an adjunct to maximally tolerated lipid-modifying therapy in early 2022. In our Phase 2 ROSE2 trial, we evaluated the effect of a fixed-dose combination of obicetrapib 10 mg with ezetimibe 10 mg on top of high-intensity statin therapy on reduction in LDL-C. In parallel with the ROSE2 trial, we formulated two prototype fixed-dose combination tablets of obicetrapib and ezetimibe. These formulations were compared to the co-administration of obicetrapib and ezetimibe in a pilot bioequivalence trial, which was completed in the first half of 2023. Based on the results of this pilot bioequivalence trial and the data and learnings from our ROSE2 trial, we selected a formulation for a fixed-dose combination tablet of obicetrapib and ezetimibe. We initiated TANDEM, a Phase 3 pivotal trial, to evaluate 10 mg obicetrapib and 10 mg ezetimibe as a fixed-dose combination used as an adjunct to diet and maximally tolerated lipid-lowering therapies to potentially enhance LDL-lowering in patients with HeFH, ASCVD or ASCVD risk equivalents, in the first quarter of 2024 and released topline data in November 2024.

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

With these learnings in mind, we are executing a phase 3 clinical development plan for obicetrapib focused on patients with elevated baseline LDL-C and that is designed to support a broad CVD label, if successful. To date, we have completed seven Phase 1 trials, five Phase 2 trials and three Phase 3 trials of obicetrapib, and we are currently conducting a Phase 3 PREVAIL CVOT trial.

Planned and Ongoing Clinical Trials for Cardiovascular Disease

Phase 3 PREVAIL Cardiovascular Outcomes Trial

We have initiated our PREVAIL trial (TA-8995-304), our Phase 3 CVOT, to evaluate the effects of 10 mg obicetrapib in participants with ASCVD on MACE, including cardiovascular death, myocardial infarction, stroke and non-elective coronary revascularization. We enrolled over 9,500 participants at sites in the United States, Canada, Europe, Asia, and Australia with established ASCVD and an LDL-C level of at least 55 mg/dL, and an additional risk enhancer in participants with an LDL-C level below 100 mg/dL, whose LDL-C levels are not adequately controlled despite maximally tolerated lipid-modifying therapies. The planned median trial follow-up is expected to be approximately 42 months, and the treatment period will continue until the last participant has been followed for a minimum of 2.5 years after the last patient has been randomized or until the target number of primary endpoint events (i.e., cardiovascular death, non-fatal myocardial infarction, non-fatal stroke, or non-elective coronary revascularization) have occurred, whichever is later.

We designed our PREVAIL trial based on insights gained from analyzing failures of prior CVOTs for other CETP inhibitors. Our trial design targets patients above their LDL-C risk-based goal, despite treatment with maximally tolerated lipid modifying therapies, which we believe creates potential for greater observed absolute LDL-C reduction, particularly given the observed median LDL-lowering activity of 51% in our Phase 2b ROSE clinical trial. We are focused on patients with elevated LDL-C levels and who have at least one other risk enhancer (including recent myocardial infarction, Type 2 diabetes, high triglyceride levels or low HDL-C), compared to prior CVOTs for CETP inhibitors that enrolled patients with low baseline LDL-C. We are planning for longer duration of follow-up to maximize opportunities to observe MACE reduction, with all patients to be followed for a minimum of 2.5 years. We believe that the inclusion of a patient population with established ASCVD who are at very high risk to experience a future cardiovascular event given their elevated LDL-C levels despite being treated with maximum lipid lowering therapy and who have other additional risk enhancers increases the likelihood that the trial will accrue sufficient primary endpoint events over time and potentially result in a strong relative risk reduction in the treatment arm.

Phase 3 REMBRANDT Imaging Trial

We have initiated REMBRANDT, a Phase 3 cardiovascular computed tomography angiography imaging trial to evaluate the effect of obicetrapib and ezetimibe in fixed-dose combination ("FDC") on coronary plaque. The placebo-controlled, double-blind, randomized, Phase 3 study is being conducted in adult participants with high-risk ASCVD who are not adequately controlled by their maximally tolerated lipid-modifying therapy, to assess the impact of the obicetrapib 10 mg and ezetimibe 10 mg FDC daily on coronary plaque and inflammation characteristics. The study is expected to enroll 300 patients.

Phase 2 VINCENT Trial

VINCENT is a Phase 2 clinical study to evaluate the effects of obicetrapib alone and in combination with evolocumab on Lp(a) in patients with mild dyslipidemia. The single arm study will treat patients with obicetrapib 10 mg daily for 8 weeks followed by obicetrapib 10 mg daily plus evolocumab 140 mg/dL every other week for 8 weeks. There will be two cohorts in the study. The first cohort will include 39 participants with Lp(a) levels greater than 50 mg/dL or 125 nmol/L, and the second cohort will include 30 participants with Lp(a) levels greater than 20 mg/dL or 50 nmol/L but less than 50 mg/dL or 125 nmol/L.

Completed Phase 3 Clinical Trials

We have completed three Phase 3 clinical trials of obicetrapib for the treatment of cardiometabolic disease. TANDEM evaluated 10 mg obicetrapib and 10 mg ezetimibe as a fixed-dose combination, while BROADWAY and BROOKLYN were designed to measure the effect of obicetrapib 10 mg as monotherapy on top of maximally tolerated lipid-modifying therapy.

Phase 3 TANDEM Fixed-Dose Combination Trial

We completed TANDEM, a Phase 3 pivotal trial, to evaluate 10 mg obicetrapib and 10 mg ezetimibe as a fixed-dose combination used as an adjunct to diet and maximally tolerated lipid-lowering therapies to potentially enhance LDL-lowering in patients with HeFH, ASCVD or ASCVD risk equivalents in November 2024. We enrolled approximately 400 patients in the United States that had a baseline LDL-C of ≥ 70 mg/dL. Following a 14-day screening period, patients were randomized 1:1:1:1 to obicetrapib 10 mg and ezetimibe 10 mg FDC, obicetrapib 10 mg monotherapy, ezetimibe 10 mg monotherapy or placebo for an 84-day treatment period.

TANDEM’s co-primary endpoints were percent change from baseline in LDL-C of the fixed-dose combination compared to each monotherapy arm after 84 days and obicetrapib 10 mg compared to placebo after day 84. Secondary endpoints incorporated percent changes from baseline in other biomarkers, including Lp(a), non-HDL-C and ApoB. The TANDEM trial met all co-primary endpoints. The safety and tolerability profile of the fixed-dose combination was observed to be comparable to placebo in the trial.

We believe that the stronger observed LDL-C lowering among patients receiving the combination therapy as compared with those receiving ezetimibe in combination with statin therapy is potentially due to the synergistic mechanisms of action for each of obicetrapib and ezetimibe. While obicetrapib is designed to promote the expression of LDL receptors in the liver, there is evidence that CETP inhibition also promotes cholesterol excretion into the intestines, where ezetimibe is designed to block cholesterol reabsorption into the body. Therefore, the combined mechanism is expected to synergistically enhance fecal sterol removal of cholesterol. We believe that LDL-C lowering effects of ezetimibe can be enhanced by introducing obicetrapib to help facilitate this synergistic mechanism of action.

LDL-C percentage change:

	Ezetimibe (n=101)	Obicetrapib (n=102)	Obicetrapib and Ezetimibe FDC (n=102)
Day 84 – from placebo
Mean %	-23.3	-35.5	-52.2
Median %	-22.6	-37.2	-54.0
LS mean %	-20.7	-31.9	-48.6
Comparison to pbo	-	(p<0.0001)	(p<0.0001)
Comparison to eze 10 mg	-	-	(p<0.0001)
Comparison to obi 10 mg	-	-	(p=0.0007)

Phase 3 BROADWAY and BROOKLYN Lipid Trials

We conducted two Phase 3 pivotal trials designed to measure obicetrapib’s LDL-C lowering capability and enrolled patients across both trials who require additional LDL-lowering on top of their maximum tolerated lipid-modifying therapies. BROADWAY, which completed enrollment in July 2023 and for which topline results were announced in December 2024, randomized approximately 2,500 patients in the United States, Europe and Asia with HeFH (individuals genetically predisposed to very high cholesterol) or established ASCVD, and who have baseline LDL-C of at least 55 mg/dL, and an additional risk enhancer in participants with an LDL-C level below 100 mg/dL (including other abnormal biometrics, a recent myocardial infarction or Type 2 diabetes). BROOKLYN, which completed enrollment in April 2023 and for which topline results were announced in July 2024, enrolled HeFH patients in the United States, Canada, Europe and Africa who had baseline LDL-C of at least 70 mg/dL. Obicetrapib was administered in a once-daily 10 mg dose as an adjunct to diet (for regulatory purposes in the EU) and maximally tolerated lipid-modifying therapy, for a 52-week treatment period. Such lipid-modifying therapies included statins or, for statin-intolerant patients, ezetimibe, Nexletol/Nexlizet, PCSK9 inhibitors, or fibrates (a class of drugs which increase HDL-C without significantly reducing LDL-C).

The primary endpoint of both trials was percent change from baseline in LDL-C of obicetrapib 10 mg compared to placebo after 84 days. Secondary endpoints also included percent changes from baseline of obicetrapib 10 mg compared to placebo after 84 days in Lp(a), ApoB, HDL-C and non-HDL-C (representing total cholesterol minus HDL-C), and for BROADWAY, LDL-C levels at days 180 and 365, total cholesterol and triglycerides. For BROADWAY, other exploratory outcome measures included time from randomization until first confirmed occurrence of MACE in the obicetrapib arm compared to placebo. The safety and tolerability profile of obicetrapib was comparable to placebo in both trials (which included a broad representation of adult males and females of all ages, including elderly and very elderly participants), assessed by AEs, vital signs, clinical laboratory values and electrocardiogram (“ECG”) measurements. In addition, we evaluated obicetrapib’s effects on blood pressure and no difference from placebo was shown.

The tables below summarize data from each study:

LDL-C LS mean percentage change in BROOKLYN trial:

	% Change from Baseline		Obicetrapib % Change
	Placebo (n=118)	Obicetrapib (n=236)	Compared to Placebo	p-value
Day 84	+0.3%	-36.1%	-36.3%	<0.0001
Day 365	+10.3%	-31.1%	-41.5%	<0.0001

LDL-C percentage change at day 84 in BROADWAY trial:

	Placebo (n = 844)	Obicetrapib 10 mg (n = 1686)	Difference
Mean	-2%	-35%	-33%
Median	-4%	-40%	-36%
LS mean (with imputation)	+3%	-30%	-33%

While BROADWAY was not designed or powered to measure MACE benefit, MACE was evaluated as an exploratory endpoint and as part of our safety analysis. Despite the limitations of the trial design, we observed a 21% reduction in MACE favoring obicetrapib after one year.

MACE from BROADWAY:

	Placebo (n = 844)	Obicetrapib 10 mg (n= 1686)	Hazard Ratio	95% CI
All-cause mortality – no. (%)	12 (1.4)	19 (1.1)	0.83	(0.40-1.71)
Coronary heart death – no. (%)	5 (0.6)	8 (0.5)	0.80	(0.26-2.44)
First 4-point MACE – no. (%)	44 (5.2)	70 (4.2)	0.79	(0.54-1.15)

4-point MACE: CHD death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization. MACE was not a primary or secondary endpoint of the BROADWAY trial.

Pooled MACE from BROADWAY and BROOKLYN:

	Placebo (n = 962)	Obicetrapib 10 mg (n= 1920)	Hazard Ratio	95% CI
All-cause mortality – no. (%)	14 (1.5)	20 (1.0)	0.78	(0.39-1.58)

Coronary heart death – no. (%)	7 (0.7)	9 (0.5)	0.63	(0.24-1.70)
First 4-point MACE – no. (%)	49 (5.1)	75 (3.9)	0.75	(0.53-1.08)

4-point MACE: CHD death, non-fatal myocardial infarction, non-fatal stroke, coronary revascularization. MACE was not a primary or secondary endpoint of the BROADWAY or BROOKLYN trials.

Neither the BROADWAY nor BROOKLYN trials were designed to assess MACE as the primary or secondary endpoints and as a result there are limitations on the results presented above. We are conducting PREVAIL, our Phase 3 cardiovascular outcomes trial designed to assess the MACE benefit of obicetrapib, to provide support for obicetrapib’s potential MACE benefit.

Overall, obicetrapib was observed to be well-tolerated compared to placebo. Treatment-emergent adverse events (“TEAEs”) were reported by 1,007 (59.8%) patients in the obicetrapib 10 mg group compared to 513 (60.9%) patients in the placebo group. Most TEAEs were mild or moderate. Treatment-emergent serious adverse events (“TESAEs”) were observed in 13.9% of the placebo group and in 12.5% of the obicetrapib group. The following table summarizes the safety results from the BROADWAY trial:

	Placebo N= 843 n (%)	Obicetrapib 10 mg N= 1,685 n (%)
Any TEAEs	513 (60.9)	1,007 (59.8)
Any TEAEs by maximum severity
Mild	228 (27.0)	481 (28.5)
Moderate	217 (25.7)	408 (24.2)
Severe	68 (8.1)	118 (7.0)
Any trial drug related TEAEs	39 (4.6)	76 (4.5)
Any trial drug-related TEAEs by maximum severity
Mild	25 (3.0)	51 (3.0)
Moderate	14 (1.7)	23 (1.4)
Severe	0 (0.0)	2 (0.1)
Any TEAEs leading to discontinuation of trial drug	43 (5.1)	68 (4.0)
Any TESAEs	117 (13.9)	211 (12.5)
Any treatment-emergent non-serious AEs	495 (58.7)	959 (56.9)
Any trial drug-related TESAEs	0 (0.0)	1 (0.1)
Any TEAEs leading to death	12 (1.4)	19 (1.1)

Completed Phase 2 Clinical Trials

We have completed five Phase 2 trials of obicetrapib for the treatment of cardiometabolic disease. In our Phase 2 trials obicetrapib was observed to robustly lower LDL-C and increase HDL-C from baseline across various treatment settings. Obicetrapib was also observed to be well-tolerated compared to placebo, in both the 5 mg and 10 mg doses and as a combination therapy with ezetimibe. The majority of TEAEs were mild or moderate in severity and there were no drug-related, treatment-emergent serious AEs. The graphs below summarize the results of our Phase 1 MAD and Phase 2 trials, with 10 mg of obicetrapib.

Phase 2b ROSE Trial

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

Phase 2a TULIP Trial

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

Phase 2b ROSE Trial

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

Phase 2b OCEAN Trial

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

In parallel with the ROSE2 trial, we formulated two prototype fixed-dose combination tablets of obicetrapib and ezetimibe. These formulations were compared to the co-administration of obicetrapib and ezetimibe in a pilot bioequivalence trial, which was completed in the first half of 2023. Based on the results of this pilot bioequivalence trial and the data and learnings from our ROSE2 trial, we have selected a formulation for a fixed-dose combination tablet of obicetrapib and ezetimibe and initiated TANDEM, a Phase 3 pivotal trial, to evaluate 10 mg obicetrapib and 10 mg ezetimibe as a fixed-dose combination used as an adjunct to diet and maximally tolerated lipid-lowering therapies to potentially enhance LDL-lowering in patients with HeFH, ASCVD or ASCVD risk equivalent patients, in the first quarter of 2024 and released topline data in November 2024.

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

In a healthy brain, excess cholesterol levels in the neurons and amyloid-beta (“Aβ”) peptide removal from brain parenchyma are regulated properly. The brain is the most cholesterol-rich organ in the body; comprising only two percent of the body’s mass, it contains approximately 20% of the body’s cholesterol, which is recycled and redistributed through an ApoE-mediated lipoprotein pathway. Inside populations of cells called astrocytes, ApoE binds with cholesterol that has been released into the brain by neurons and converts it into a different form of cholesterol that is transported out of the brain into the systemic circulation. In addition to ApoE, the protein associated with HDL, ApoA1, also acts as the brain’s “vacuum cleaner,” by removing toxic cholesterol from peripheral tissue to promote healthy cell function and survival. In addition, small HDL particles that transverse the blood brain barrier remove excess Ab peptides in brain parenchyma for ultimate conversion and transport out of the brain.

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

Manufacturing and Supply

We currently have no manufacturing facilities and instead rely on several contract manufacturers to produce drug substance and drug products. The production is overseen by an experienced group of personnel. Obicetrapib and obicetrapib and ezetimibe FDC tablets are manufactured and tested in accordance with current good manufacturing practices (“cGMPs”) at facilities in the United States, Canada and Austria. In preparation for commercial supply, we are in the process of expanding our supply network to support a commercial launch of obicetrapib, if approved.

Marketing and Sales

While we do not currently have the internal marketing, sales or distribution capabilities necessary to commercialize obicetrapib or any future product candidates, if approved for commercial sale, we are currently developing our own commercial infrastructure and capabilities in the United States and have entered, and expect to continue entering, into arrangements with third parties to perform these services outside of the United States. We may also opportunistically seek strategic collaborations to maximize the commercial opportunities for our future product candidates inside and outside the United States. We entered into the Menarini License, pursuant to which Menarini has been granted the exclusive rights to commercialize obicetrapib 10 mg either as a sole active ingredient product or in a fixed-dose combination with ezetimibe in the majority of European countries, if approved. As any future product candidates near regulatory approval and potential commercial launch, we plan to assess our options for commercializing each respective product candidate and may choose to commercialize themselves ourselves or with a partner.

Menarini License

We entered into the Menarini License, pursuant to which we granted Menarini an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property and our regulatory documentation to undertake post approval development activities and commercialize multiple brands of obicetrapib in a single unit dose of 10 mg or less, either as a sole active ingredient product or in a fixed-dose combination with ezetimibe (the “Licensed Products”), for any use in the majority of European countries (the “Menarini Territory”). We retained all rights to obicetrapib in all other territories and in other dosages.

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

Pursuant to the Menarini License, Menarini made an upfront payment to us of €115.0 million. Menarini has also committed to providing €27.5 million in funding for our research and development activities over several years, together with bearing 50% of any development costs incurred in respect of the pediatric population in the Menarini Territory. We are also eligible to receive up to an additional €863 million upon the achievement of various clinical, regulatory and commercial milestones, of which a total of €30 million has been received to date. If obicetrapib is approved and successfully commercialized by Menarini, we will be entitled to tiered royalties ranging from the low double digits to the mid-twenties as a percentage of net sales in the Menarini Territory, with royalty step-downs in the event of generic entrance or in respect of required third-party intellectual property payments.

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

In the year ended December 31, 2024, we received one milestone payment from Menarini under the Menarini License upon the achievement of a clinical milestone.

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

We strive to protect and enhance our proprietary inventions and improvements that we consider commercially important to the development of our business, including by seeking, maintaining, and defending U.S. and foreign patent rights. All of the issued patents and pending patent applications in our patent portfolio are owned by our subsidiary, NewAmsterdam Pharma B.V., Dutch Chamber of Commerce registry number 55971946. As of December 31, 2024, we owned 10 issued U.S. patents and 17 pending U.S. patent applications. We also owned 132 granted European patents and five pending European patent applications, two granted Chinese patents and 12 pending Chinese patent applications. In addition, we owned 77 granted patents and 70 pending patent applications in other foreign jurisdictions, including international applications under the PCT.

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

The issued patents and pending patent applications for obicetrapib as of December 31, 2024 are detailed below.

Obicetrapib First Generation Patents

The patent portfolio for obicetrapib composition of matter includes a first generation patent family directed generally to compounds, pharmaceutical compositions comprising the compounds, and methods of treatment using the compounds and pharmaceutical compositions. We have two granted patents in the United States covering a genus of compounds that includes obicetrapib and claims that more narrowly cover the obicetrapib compound, pharmaceutical compositions, and methods of treatment. In Europe, we have 17 granted patents. In Asia, we have one granted patent in China, two granted patents in Japan, one granted patent in the Republic of Korea, one granted patent in Taiwan and one granted patent in Singapore. We also have one granted patent in India. In North America outside of the United States, we have one granted patent in Canada and one granted patent in Mexico. In addition, we have 13 granted patents in other foreign jurisdictions. Patents are expected to expire between April 2025 and August 2027, without taking potential patent term extensions into account. The first generation portfolio also includes a patent family covering a method of synthesizing obicetrapib. We have one patent in the United States, five patents in Europe including the United Kingdom, and one patent in Japan in this latter patent family. Patents in this family are expected to expire between March 29, 2027 and March 31, 2029, not including patent term extensions.

Obicetrapib Second Generation Patents

Our second generation obicetrapib patent portfolio includes a patent family directed to solid oral dosage forms containing 5 to 10 mg of obicetrapib, including tablet forms, and methods of treatment comprising administration of 1 to 25 mg of obicetrapib daily. We have four granted patents in the United States and a pending application. We have 39 granted patents in Europe. In Asia, we have no granted patents in China, one granted patent in the Republic of Korea, one granted patent in Japan, one granted patent in Taiwan, one granted patent in Singapore and one granted patent in Hong Kong. We have one granted patent in India. In North America outside of the United States, we have one granted patent in Mexico and one granted patent in Canada. In addition, we have 15 granted patents in other foreign jurisdictions. Patent applications are pending in Argentina, Brazil, China, Hong Kong, Colombia, Costa Rica, Egypt, Libya, Peru, Thailand and Venezuela. Patents, and patent applications, if granted, are expected to expire in February 2034, without taking potential patent term extensions or patent term adjustment into account.

We also have a patent family directed to compositions that contain obicetrapib and a statin, methods of treating with compositions that contain obicetrapib and a statin, and in various foreign jurisdictions, methods of use in which obicetrapib and a statin are separately administered. We have one granted patent in the United States. This patent is expected to expire in February 2034. We have no granted patents in Europe. In Asia, we have no granted patents in China, two granted patents in Japan, one granted patent in the Republic of Korea and two granted patents in Taiwan. In North America outside of the United States, we have one granted patent in Mexico and one granted patent in Canada. In addition, we have two granted patents in other foreign jurisdictions. Patent applications are pending in China, Hong Kong, Thailand and Venezuela. Outside the United States, patents and patent applications, if granted, are expected to expire in August 2035, without taking potential patent term extensions or patent term adjustment into account.

In addition, we have a patent family that claims a synthetic intermediate used in a synthetic process we intend to use commercially, as well as processes to make that intermediate. We have one issued US patent and 39 granted patents in Europe. In Asia, we have one granted patent in China, one granted patent in Hong Kong, one granted patent in Japan, one granted patent in Singapore, one granted patent in Republic of Korea and one granted patent in Taiwan. We also have one granted patent in India. In North America outside of the United States, we have one granted patent in Mexico and one granted patent in Canada. In addition, we have 15 granted patents in other foreign jurisdictions. Patent applications are pending in Europe, Hong Kong and Venezuela. Patents, and patent applications if granted, are expected to expire in July 2035, without taking potential patent term extensions or patent term adjustment into account.

Obicetrapib Third Generation Patents

We have a third generation patent family covering the solid salt form of obicetrapib that we intend to commercialize, a process for its commercial synthesis and a novel intermediate used in that synthetic process. In the United States, we have an issued patent with claims covering the solid salt form of obicetrapib, and a pending application. Patent applications are pending worldwide in over 40 jurisdictions. Our U.S. patent, and patents if granted on the pending applications, are expected to expire in July 2043, without taking potential patent term adjustment or extensions into account.

We also have patent families directed to various compositions and methods of use of obicetrapib as a combination therapy. These families all consist of pending applications. Seven of these families are directed to combinations with ezetimibe, several of which cover the formulation of our intended commercial fixed-dose combination product. Two of these families further include the commercial formulation of our intended obicetrapib single active product. Patents if granted are expected to expire between February 2042 and November 2045, without taking potential patent term adjustment or extensions into account. Another family is directed to a combination with statins, for use in certain subpopulations. Patents if granted are expected to expire in July 2042, without taking potential patent term adjustment or extensions into account. We also have two families directed to combinations with SGLT2 inhibitors. If granted, these patents are expected to expire in December 2042 and April 2044, without taking potential patent term adjustment or extensions into account.

We have an additional patent family directed to a new process for synthesis of an intermediate in the manufacture of obicetrapib. This family currently consists of a U.S. provisional application. Any patents, if granted, are expected to expire about November 2045.

We have two patent families respectively covering treatment of the patient populations enrolled in our BROOKLYN and BROADWAY trials. These families currently consist of pending applications. Patents if granted on these applications are expected to expire approximately in September 2044 and September 2045. We also have a patent family directed to reductions in atherosclerotic plaque which currently consists of a pending PCT application. Patents if granted in this family are expected to expire in December 2044.

In addition, we have two patent families covering methods of using obicetrapib to treat neurodegenerative diseases. The first of these families includes 31 granted patents in Europe, one granted patent in Hong Kong and one granted patent in Israel. We also have patent applications pending in this family in the United States, Europe, China and other jurisdictions. The granted patents, and patent applications if granted, are expected to expire in March 2042, without taking potential patent term adjustment or extensions into account. The second family consists of a PCT application and a pending U.S. provisional application. Any patents that grant from this second family are expected to expire in September 2044, without taking potential patent term adjustments or patent term extensions into account.

Finally, we have three patent families drawn to treatment of other clinical indications. Patents if granted from these families will expire in about October 2044, without taking potential patent term adjustments or patent term extensions into account.

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

The FDA closely regulates the marketing, labeling, advertising, and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s promotional communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

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

In addition, the civil monetary penalties statute, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” and their respective subcontractors that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information.

The federal Physician Payments Sunshine Act requires applicable manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals including physician assistants and nurse practitioners, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system and the reimbursement of drug products. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act (the "IRA") into law which sets forth meaningful changes to drug product reimbursement by Medicare. The IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered Medicare and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated "maximum fair price" under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect in 2023, although several significant challenges concerning the provisions for Medicare price negotiations are currently pending before federal appeals courts. With respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B or Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or D drugs in 2028 and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 7 years and biologics that have been licensed for 11 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. CMS may establish a maximum price for these products in price negotiations.

The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increased the price of a covered Medicare Part B or Part D approved product faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in

2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.

These provisions of the IRA may heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products.

In addition as a result of the Budget Control Act of 2011, health care providers are subject to Medicare payment reductions of 2% per fiscal year. This 2% reductions was temporarily suspended during the COVID-19 pandemic, but has since been reinstated and, unless Congress and/or the Executive Branch take additional action, will begin to increase gradually starting in April 2030, reaching 4% in April 2031, until sequestration ends in October 2031. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 also introduced a quality payment program under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. In November 2019, CMS issued a final rule finalizing the changes to the Medicare Quality Payment Program.

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. At the federal level, the first Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 30, 2020, HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The IRA delayed the implementation of the rule to January 1, 2032. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers; the implementation of these provisions has also been delayed by the IRA until January 1, 2032. In addition, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate price cap as of January 1, 2024. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug price reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions by HHS. No legislative or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.

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

Medicinal products in the EU must be granted a marketing authorization (“MA”) before they can be marketed and sold in any EU member state. The process to obtain an MA requires the satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety, quality and efficacy of the medicinal product for each proposed therapeutic indication. It also requires the submission to the relevant competent authorities of an EU marketing authorization application (“MAA”) and granting of an MA by these authorities. The aforementioned EU rules are applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states, as well as Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, the authorization of medicinal products and marketing of such products, both before and after grant of the MA, or with other applicable regulatory requirements may result in administrative, civil, or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal, or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

EU Non-Clinical Studies and Clinical Trials

Similar to the United States, the various phases of non-clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical substances. Non-clinical health and environmental safety studies must be conducted in compliance with the principles of GLP, as set forth in Directive 2004/10/EC. In particular, non-clinical health and environmental safety studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements. Research involving animals conducted within the EEA must comply with relevant national implementations of Directive 2010/63/EU, requiring that such testing is carried out in licensed facilities with appropriate staff and in compliance with animal welfare standards.

Until recently, the Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP, the Directive 2003/94/EC on GMP and the related national implementing provisions of the individual EU member states governed the system for the approval of clinical trials and the investigational medicinal product supply chain in the EU. As of January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 took effect and replaced the Clinical Trials Directive 2001/20/EC. Commission Implementing Regulation (EU) 2017/556 replaces the GCP Directive 2005/28/EC, and Commission Delegated Regulation (EU) 2017/1569 replaces the GMP Directive 2003/94/EC with respect to investigational medicinal products. Pursuant to transitional provisions under the Regulation, qualifying trials could continue to be governed by the national implementations of the Directives until January 31, 2025 if (i) a request for approval was submitted prior to January 31, 2022 or (ii) a request for approval was submitted prior to January 31, 2023 and the sponsor elected to follow the national implementations of the Directives instead of the Regulation. All ongoing clinical trials in the EU will be subject to the requirements of the Regulation after January 31, 2025.

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

Under either the Clinical Trials Directive or the Clinical Trials Regulation, clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and, if intended for regulatory submissions, the International Conference on Harmonization (“ICH”), guidelines on GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EEA, it must appoint an entity within the EEA to act as its legal representative.

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

Under the applicable regulatory system, an applicant must obtain prior approval from the competent national authority of the EEA member states in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific trial site after the competent ethics committee has issued a related favorable opinion. The application for authorization of a clinical trial must be accompanied by, among other documents, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation as prescribed by the Clinical Trials Regulation (EU) No 536/2014 and the Implementing Regulation (EU) 2017/556, as applicable, and further detailed in applicable guidance documents. Any substantial changes to the trial protocol or to other information submitted with the clinical trial application must be notified to or approved by the relevant competent national authorities and ethics committees. Medicinal products used in clinical trials must be manufactured in accordance with GMP, including in accordance with Commission Delegated Regulation (EU) 2017/1569.

EU Marketing Authorizations

To obtain an MA for a product in the EU, an applicant must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EEA member states (decentralized procedure, national procedure, or mutual recognition procedure). An MA may be granted only to an applicant established in the EEA.

The centralized procedure comprises a single application, evaluation and authorization and provides for the grant of a single MA by the European Commission that is valid for all EU member states, and by extension also in the three EEA states. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are a significant therapeutic, scientific or technical innovation or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA.

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (not including clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines ("PRIME") scheme, which provides incentives similar to the breakthrough therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA's support for the development of medicinal products that show the potential to target unmet medical needs. It permits increased interaction and early dialogue with companies developing promising medicinal products, to optimize their product development plans and speed up their evaluation to help the product reach patients as early as possible. Product developers that benefit from PRIME designation are potentially eligible for accelerated assessment of their MAA although this is not guaranteed. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU member state in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU member state prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report and related materials are submitted to the concerned EU member states who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU member state cannot approve the assessment report and related materials due to concerns relating to a potentially serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures—Human ("CMDh") for review. The CMDh seeks to resolve the issue by achieving a negotiated consensus amongst participating member states. If that is not possible, the issue may be referred to the CHMP. The CHMP will allow submissions from the applicant and, having considered the relevant issues and data, will issue an opinion by majority vote. The Committee will then send the opinion to the European Commission, which will adopt a decision that is binding on the applicant and all EU relevant member states.

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

In principle, any EU MA has an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU member state in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document, providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU member states may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization that is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EU member state within three years after authorization ceases to be valid (the so-called sunset clause).

In the EU, a “conditional” MA may be granted to meet the unmet medical needs of patients for medicinal products intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once the specific obligations under the conditional MA are fulfilled (such as the completion of certain ongoing or new trials) and the complete data confirm that the medicinal product’s benefits continue to outweigh its risks, the conditional MA can be converted into a standard MA. However, if the specific obligations are not fulfilled within the timeframe set by the EMA, the conditional MA may cease to be renewed.

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

In addition to an MA, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. Manufacture of medicinal products in the EEA requires a manufacturing authorization, and import of medicinal products into the EEA requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU GMP standards when manufacturing medicinal products and active pharmaceutical ingredients (“API”), including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including good distribution practice (“GDP”) standards and the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU member states. MA holders, manufacturing and import authorization (“MIA”) holders or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of the MA, MIA or distribution authorization, in case of non-compliance with the EU or EU member states’ requirements applicable to the manufacturing, import and distribution of medicinal products.

EU Data and Market Exclusivity

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an initial MA, innovative medicinal products that comprise a new active substance are entitled to eight years of data exclusivity and ten years of market exclusivity. Data exclusivity, if granted, prevents generic or biosimilar product manufacturers from referencing the innovator’s preclinical and clinical data in generic or biosimilar MAAs for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that an innovative medicinal product will be considered by the EU’s regulatory authorities to be a new active substance eligible for data and market exclusivity. These periods of data and market exclusivity may also be granted for a new MA for an existing active substance if the applicant is unrelated to the original MA holder and the MAA comprises a full free-standing dossier with relevant preclinical and clinical data

In the EU, there is a special regime for biosimilars products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials regarding biosimilarity must be provided in support of an MAA.

In April 2023, the European Commission proposed widespread changes to the existing pharmaceutical legislation that would, among other things, alter the data exclusivity periods available to MA holders if adopted into EU law.

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

In the EU, the advertising and the promotion of medicinal products are subject to both EU and EU member states’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals or organizations, misleading and comparative advertising and unfair commercial practices. Although the general requirements for the advertising and the promotion of medicinal products are established under EU directives, the details are governed by laws and regulations in each member state and can differ from one country to another. For example, applicable laws prohibit pre-authorization and misleading advertising and require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”), as approved by the competent authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the EU. There is also a prohibition on the offer or supply of inappropriate inducements to prescribe, subject to exemptions in certain jurisdictions, such as benefits that are inexpensive and relevant to the practice of medicine.

Proposals to amend EU pharmaceutical laws

In April 2023, the European Commission released proposals to amend the current EU pharmaceutical regulatory framework. The proposals seek to achieve a balance between supporting innovation and increasing the affordability and geographic availability of medicines. The potential reforms include shortening and modulating the periods of regulatory and/or marketing protections available for innovative products, requiring applicants to include environmental impact assessments in MAAs, increasing transparency and disclosure requirements, and restructuring the EMA’s scientific committees. The European Parliament adopted its position on the proposals on April 10, 2024 and the European Council is expected to adopt its position in 2025. Further trialogue negotiations between the European Commission, European Parliament and the European Council will then begin before the proposed reforms can enter into force under EU legislative procedures. Depending on the progress of these negotiations, legislative changes, if any, are not expected to come into force until 2026 at the earliest. It is also expected that there will further transition periods for most, if not all, of the new rules once the necessary legislation becomes effective.

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

Prior to the commencement of human drug clinical trial, the sponsor must complete a preclinical safety evaluation of the investigative product and submit a clinical trial notification, including the clinical trial protocol, to the Ministry of Health Labor and Welfare’s PMDA. This notification must be submitted after obtaining agreement of the IRB in relevant clinical trial institution(s). If the authorities do not raise an issue or comment on the notification application within 30 days, the sponsor may proceed to conclude clinical trial agreement(s) with the site(s) and commence the clinical trial.

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

PRC Non-Clinical Research

The NMPA requires preclinical data to support registration applications for imported and domestic drugs. For domestic laboratories, NMPA oversees an accreditation program pursuant to China’s GLP. If the preclinical research is conducted outside of China, then the applicant must sign and submit a certification with its CTA and marketing application stating that such research was conducted in accordance with applicable good laboratory practice rules.

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

We are currently developing obicetrapib primarily for the treatment of patients at high cardiovascular risk with elevated levels of LDL-C as an adjunct to statins. If approved, obicetrapib would compete with approved non-statin treatments such as ezetimibe, Nexletol/Nexlizet and PCSK9 inhibitors such as Repatha, Praluent and Leqvio. There are also a number of product candidates in clinical development by third parties, such as Amryt Pharma, Arrowhead Pharmaceuticals, AstraZeneca, CVI Pharmaceuticals, Innovent Biologics, Ionis Pharmaceuticals, Matinas BioPharma, Merck, Novartis, Novo Nordisk, Regeneron Pharmaceuticals, Verve Therapeutics and others, that are intended to treat CVD.

Employees and Human Capital Resources

As of December 31, 2024, we had 68 employees, consisting of clinical, research and development, business development, regulatory, finance and operational personnel. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good. In addition, as of December 31, 2024, we engaged a total of 13 independent contractors. These independent contractors provide a diverse array of services, which includes assisting with our clinical development, manufacturing activities and regulatory obligations.

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

Upon the achievement of a certain clinical development milestone, we will issue to the Participating Shareholders (including Saga Investments Coöperatief U.A. (“Amgen”), an affiliate of Amgen, Inc., and Mitsubishi Tanabe Pharma Corporation (“MTPC”) for this purpose) and holders of NewAmsterdam Pharma Options prior to the closing of the Business Combination, who were directors, officers, employees or consultants of NewAmsterdam Pharma as of the date of the Business Combination Agreement and who are at the time of achievement of such milestone providing services to the Company or its subsidiaries (the “Participating Optionholders”), 1,886,137 additional Ordinary Shares (the “Earnout Shares”), which in the case of the Participating Optionholders will take the form of awards of restricted stock units under the LTIP. As of December 31, 2024, 1,743,135 Earnout Shares and 143,002 Earnout Shares were allocated to Participating Shareholders and Participating Optionholders, respectively. The development milestone consists of the achievement and public announcement of Positive Phase 3 Data (as defined in the Business Combination Agreement) for each of NewAmsterdam Pharma’s BROADWAY clinical trial and BROOKLYN clinical trial at any time during the period beginning on the date immediately prior to the Closing Date and ending on the date that is five years after the date immediately after the Closing Date, or November 23, 2027. As a result, no Earnout Shares will be issuable if the applicable milestone is not achieved within five years of the Closing Date.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing and undertaking clinical trials of our product candidate, obicetrapib. We are not profitable and have not generated product revenue from operations. We have historically incurred net losses since we commenced operations in October 2019. For the year ended December 31, 2024, we incurred a net loss of $241.6 million and as of December 31, 2024, we had an accumulated deficit of $558.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, considering the current research and development stage of our activities, as we do not have products approved for commercial sale. Our ability to ultimately achieve recurring product revenues and profitability is dependent upon our ability to successfully complete the development of obicetrapib and obtain necessary regulatory approvals for, and successfully manufacture, market and commercialize, our product together with our partners.

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

•
scientific breakthroughs in the field of treatment for cardiometabolic diseases that could significantly diminish the need for our product candidate or make it obsolete; and
•
changes in reimbursement policies that could have a negative impact on our future revenue stream.

We may require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

Since our inception, almost all of our resources have been dedicated to the clinical development of obicetrapib. While we have been successful in the past in obtaining financing, we expect to continue to spend substantial amounts to continue the clinical development of our product candidate and on commercial readiness and establishment of sufficient commercial manufacturing capacity. As of December 31, 2024, we had cash and cash equivalents of $771.7 million.

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
•
that the Phase 3 clinical trials, even if successfully completed, will be sufficient to support an NDA submission;
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
•
our ability and the ability of our third-party manufacturing partners to timely and satisfactorily manufacture quantities of obicetrapib at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a cost that allows us to achieve profitability;
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

As a company, we have never progressed a product candidate through to regulatory approval. We have not previously submitted an NDA, an MAA or any similar drug approval filing to the FDA, the EMA or any comparable regulatory authority for any product candidate, and we cannot be certain that obicetrapib will be successful in clinical trials or receive regulatory approval. Further, obicetrapib may not receive regulatory approval even if it is successful in clinical trials. Even if we successfully obtain regulatory approvals to market our product candidate, our revenues will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights or share in revenues from the exercise of such rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved. In addition, there are, in general, relatively limited sources that can provide commercial product supply. While we believe our existing suppliers are sufficient to support our estimated target commercial market, and that alternative sources of supply exist if needed, there is no guarantee that our current and projected supply would be sufficient to support our commercials needs, if approved, especially if the market for obicetrapib is larger than we expected.

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
•
obtain accurate and complete data collected by our clinical trial sites;
•
retain a sufficient number of subjects to complete our clinical trials; or
•
raise sufficient capital to fund a trial.

Product candidates like obicetrapib in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and earlier clinical trials, especially given the large number of patients enrolled and the extended timeline to complete such trials, including late-stage CVOT trials. In addition to the safety and efficacy traits of any product candidate, clinical trial failures may result from a multitude of factors including flaws in trial design, dose selection, placebo effect and patient enrollment criteria. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and it is possible that we will as well. Based upon negative or inconclusive results, including with respect to our ongoing Phase 3 PREVAIL trial, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval.

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

We depend on enrollment and retention of subjects in our clinical trials for obicetrapib. If we experience delays or difficulties enrolling or retaining subjects in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

If we experience delays or difficulties in the enrollment and retention of subjects in our ongoing or future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented. The enrollment of subjects depends on many additional factors, including:

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

Our clinical trials may also compete with other clinical trials for product candidates that seek to treat cardiometabolic diseases, and this competition will reduce the number and types of subjects available to us. In addition, our clinical trials, in particular the Phase 3 CVOT PREVAIL trial, are being conducted over the course of several years, during which new clinical trials by our competitors may be initiated. Even if we are able to enroll a sufficient number of subjects in our clinical trials, such subjects may later opt to enroll in a clinical trial that is initiated by one of our competitors. The number of subjects available for our clinical trials at certain clinical trial sites may also be reduced due to the limited number of qualified clinical investigators, which may lead us to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use.

Delays in subject enrollment and difficulties in subject retention may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of obicetrapib.

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we have disclosed and in the future may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the “topline” or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. “Topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, “topline” data should be viewed with caution until the final data are available.

Additionally, we have disclosed and in the future may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our Ordinary Shares.

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

We cannot be certain of the timely completion or outcome of any of our current and future clinical studies, if any, on obicetrapib. We cannot be sure that the FDA, local regulatory authorities in the EU or other comparable regulatory authorities (including the Medicines and Healthcare products Regulatory Agency in the United Kingdom (“MHRA”), the PMDA and the NMPA) will accept the outcome of our clinical trial data as sufficient to support the submission of an IND, clinical trial authorizations (“CTAs”) or similar applications for any of our programs which may result in us being unable to submit INDs, CTAs or similar applications or result in FDA, local regulatory authorities in the EU or other comparable regulatory authority refusing to allow clinical trials to begin. Furthermore, Phase 3 clinical trials often produce unsatisfactory results even though prior clinical trials were successful. Moreover, the results of clinical trials may be unsatisfactory to the FDA, the EMA, the MHRA, the PMDA, the NMPA or other comparable regulatory authorities even if we believe those clinical trials to be successful. The FDA, the EMA, the MHRA, the PMDA, the NMPA or other comparable regulatory authorities may suspend one or all of our clinical trials or require that we conduct additional clinical, preclinical, manufacturing, validation or drug product quality studies and submit that data before considering or reconsidering any NDA or comparable foreign regulatory application that we may submit. Depending on the extent of these additional studies, approval of any applications that we submit may be significantly delayed or may cause the termination of such programs, or may require us to expend more resources than we have available. The FDA, the EMA, the MHRA, the PMDA, the NMPA or other comparable regulatory authorities can delay, limit or deny approval of our product candidate for many reasons, including:

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

Our ongoing clinical trials may be subject to delays or failures, which could result in increased costs to us and could delay, prevent or limit our ability to obtain regulatory approval for obicetrapib, which could have an adverse impact on our business.

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
•
reports from preclinical or clinical testing of other cardiometabolic therapies that raise safety or efficacy concerns; and
•
difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trial, lack of efficacy, side effects, personal issues or loss of interest.

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

We conduct clinical trials for our product candidate outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials, in which case our development plans in the United States and applicable foreign jurisdictions may be delayed, which could materially harm our business.

Our ongoing clinical trials are being conducted both within and outside the United States, and we intend to conduct portions of our future clinical trials outside the United States. The acceptance of clinical trial data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In cases where data from foreign clinical trials are intended to serve as the basis for marketing authorizations in the EU, the EMA and/or local regulatory authorities in EU member states require that such clinical trials follow the principles that are equivalent to the clinical trial requirements set out under relevant EU legislation, including with respect to ethical and GCP standards. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that any U.S. or foreign regulatory authority would accept data from clinical trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

In addition, the new presidential administration has indicated that it may pursue significant changes to the operation of the FDA and other agencies, including significantly reducing the size of the workforce at the FDA. The effect of these changes, if adopted, is not clear at this time. There is a risk that the changes will disrupt the functioning of the FDA in ways that effect the review of our submissions.

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

The FDA strictly regulates the promotional claims that may be made about drug products. In particular, the FDA prohibits the pre-approval promotion of drugs as safe and effective for the purposes for which they are under investigation. Similarly, the FDA prohibits the promotion of approved drugs for new or unapproved indications. Comparable restrictions apply in the EU, where, in addition, the advertising of prescription only medications to the general public is prohibited . If we are found to have improperly engaged in pre-approval promotion or to have improperly promoted off-label uses of our product candidates, we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions, which would materially adversely affect our business and financial condition. The FDA could issue a public untitled or warning letter to us. We could also be subject to FDA prohibition on the sale or marketing of our product candidates or significant fines and penalties. The imposition of these sanctions could affect our reputation and position within the industry. Additionally, if the FDA believes we have improperly promoted an investigational product pre-approval, it is possible that it could lead the FDA to be more strict in their review of our application, including our proposed labeling for a drug.

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

The FDA, the EMA or other comparable regulatory authorities strictly regulate the promotional claims that may be made about prescription drug products, such as obicetrapib, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA, the EMA or other comparable regulatory authorities as reflected in the product’s approved labeling. For example, if we receive marketing approval for obicetrapib for cardiometabolic disease, physicians, in their professional medical judgment, may nevertheless prescribe obicetrapib to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label use, we may become subject to significant liability under the FDCA and other statutory authorities, such as laws prohibiting false claims for reimbursement. The federal government in the United States has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our reputation could be damaged. The U.S. government has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation with physicians, patients and caregivers, and our position within the industry.

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

If we are not successful in our efforts to discover, in-license or acquire and develop additional product candidates, we may be unable to grow our business.

We may elect to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of diseases. We also intend to evaluate additional potential indications for obicetrapib and may choose to in-license or acquire other product candidates or commercial products to treat patients suffering from other cardiometabolic or other diseases with significant unmet medical needs. Efforts to identify, in-license or acquire, and develop or continue to develop, product candidates require substantial technical, financial and human resources, whether or not any such product candidates are ultimately advanced. Even if we are successful in building our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects, lack of efficacy, or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. Further, in-licensing early-stage product candidates can be particularly risky as it requires substantial additional development efforts prior to potential regulatory approval and commercial sale, including extensive clinical testing, all of which may be unsuccessful. Acquiring and developing early-stage assets would divert resources that otherwise could be used to develop and commercialize obicetrapib.

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

Because we have limited financial and management resources, we are currently primarily focused on the development of obicetrapib for cardiometabolic diseases and we may forego or delay pursuit of opportunities with other product candidates or for other indications for obicetrapib that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial product candidates or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

If obicetrapib is approved, our main competition will come from current LDL-C lowering therapies on the market for use on top of maximally tolerated statins, such as PSCK9 inhibitor injectables from Amgen Inc., Regeneron Pharmaceuticals, Inc. and Novartis International AG. We may also face competition from oral therapeutics containing bempedoic acid from Esperion. We are aware that Merck has decided to advance its oral PSCK9 inhibitor, MK-0616, into Phase 3 development and AstraZeneca has advanced its oral PSCK9 inhibitor, AZD0780, into Phase 2 development. If approved, MK-0616 and/or AZD0780 could pose additional competition for obicetrapib.

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

We currently rely on third-party contract manufacturing organizations (“CMOs”) and suppliers for all of our required raw materials, active ingredients and finished products for our clinical trials. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidate, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidate for our clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels or in adequate quantities, if at all, the development and commercialization of our product candidate or any future product candidates would be delayed, or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products. We currently rely on several CMOs to produce both drug substances and drug products required for our clinical trials. While we believe our existing suppliers are sufficient and that alternative sources of supply exist if needed, there can be no assurance that we will be able to quickly establish additional or replacement sources if needed, and a reduction or interruption in supply could adversely affect our ability to manufacture our product candidate in a timely or cost-effective manner. In addition, some of our CMOs and suppliers are located outside of the United States. As such, we are also subject to any global supply chain disruption that may arise as a result of geopolitical factors, public health crises, natural disasters or the potential impacts of global climate change. Global supply chain disruptions could lead to interruptions in our suppliers’ production, which could impact our ability to obtain sufficient quantities of obicetrapib at an acceptable cost for our clinical trials and commercial sale, if approved.

We expect to continue to rely on our current or other subcontractors and suppliers to support our commercial requirements if obicetrapib, or any future product candidate, is approved for marketing by the FDA, the EMA or other comparable regulatory authorities. We plan to continue to rely on third parties for the raw materials, compounds and components necessary to produce our product candidates for our clinical trials.

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

We currently intend to rely on our collaboration with Menarini for the process of obtaining EMA approval for obicetrapib and the commercialization of obicetrapib, if approved, in certain European areas. Failure or delay of Menarini to fulfill all or part of its obligations to us under the Menarini License, a breakdown in collaboration between the parties or a complete or partial loss of this relationship could materially harm our business if obicetrapib is approved in the relevant jurisdictions.

While we currently plan to commercialize our own products, if approved, in the United States, we entered into the Menarini License to obtain and maintain regulatory approvals, commercialize and undertake local development, in each case with respect to obicetrapib either as a sole active ingredient product or in a fixed dose combination with ezetimibe for any use, in certain areas of Europe. Our collaboration with Menarini is critical in these areas, as we do not currently have the internal capacity to market, sell and distribute obicetrapib, if approved, in Europe. Pursuant to the Menarini License, Menarini is responsible for submitting, obtaining and maintaining EMA approvals and for communications with regulatory authorities for the commercialization and local development of obicetrapib in certain areas of Europe, if approved, and other collaborative activities. Menarini must commercialize obicetrapib pursuant to a commercialization plan agreed between the parties and is obligated to use commercially reasonable efforts to commercialize obicetrapib so as to maximize net sales, provided that Menarini has sole discretion to set the price of the products.

Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the Menarini License, including in the case (i) of a material breach by the other party, (ii) that a relevant regulatory authority prohibits Menarini to pursue the commercialization of obicetrapib due to safety or efficacy concerns, or (iii) of insolvency of either party. If Menarini delays or fails to perform its obligations under the Menarini License, such as failure to obtain EMA approval for obicetrapib or a delay in the anticipated commercial launch of obicetrapib, disagrees with our interpretation of the terms of the collaboration or terminates the Menarini License, the commercialization of obicetrapib, if approved, could be significantly adversely affected and our prospects in Europe will be materially harmed.

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

Although we have hired a chief commercial officer, we do not have a complete sales or marketing infrastructure and, as a Company have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization or enter into collaboration, distribution and other marketing arrangements with one or more third parties to commercialize such product candidate. In the United States, we intend to build a commercial organization to target areas with the greatest incidence of high cardiovascular risk with residual elevation of LDL-C and recruit experienced sales, marketing and distribution professionals. The development of sales, marketing, and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. We may decide to work with regional specialty pharmacies, distributors and/or multi-national pharmaceutical companies to leverage their commercialization capabilities to commercialize any product candidate for which we may obtain regulatory approval outside of the United States or certain areas of Europe.

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

As of December 31, 2024, we had 68 employees and 13 consultants. We expect to continue to expand our development, quality, sales, managerial, operational, finance, marketing and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize obicetrapib, if approved. In addition, if we receive regulatory approval for obicetrapib, we expect to need to significantly expand our workforce to ensure a successful commercial launch of obicetrapib. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

If obicetrapib or our future product candidates receive approval for marketing, and if physicians misuse our products, we may become subject to product liability claims, and our image and reputation within the industry and marketplace could be harmed.

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

Negative economic conditions, including as a result of commodity price inflation or supply chain constraints, widespread health crises, the conflict between Russia and Ukraine, the conflict in the Middle East, relations between the United States and China, and any other international conflicts or internal foreign conflicts, particularly in countries with clinical trial sites, may adversely impact our results of operations.

An unforeseen production shortage resulting from any event, including interruptions to business operations and supply chain disruption as a result of worldwide economic and political disruptions including the impacts of and the conflict in the Middle East and war between Russia and Ukraine affecting raw material and or intermediate supply or manufacturing capabilities abroad and domestically could adversely impact our business. For example, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and research and development operations, or our cost base may be increased. Furthermore, economic growth is expected to slow, including due to supply chain disruption, the recent surge in inflation and related actions by central banks and geopolitical conditions, with a significant risk of recession in many parts of the worlds in the near term. This may also prolong tight credit markets and potentially cause such conditions to become more severe. These issues, along with the re-pricing of credit risk and the difficulties currently experienced by financial institutions, may make it difficult to obtain financing.

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

The estimates and assumptions included in this Annual Report and the exhibits attached, include, among others: expectations regarding our cash runway; estimates of the total addressable market for cardiometabolic disease patients with significant unmet need; assumptions regarding our ability to obtain reimbursement for our product candidate, if approved; assumptions regarding performance under existing partner agreements, including the Menarini License; and assumptions regarding our ability to obtain regulatory approval and the timing of obtaining such approvals, if ever. These estimates and assumptions are subject to various factors beyond our control, including, for example, changes in the supply of drug products required for our clinical trials, increased costs for such drugs, changes in the regulatory or competitive environment, delays in our clinical trials or in obtaining regulatory approvals, lower than expected rates of reimbursement on our product candidate, if approved, the imposition or heightening of sanctions or other economic or military measures in relation to the wars in Ukraine and Israel, and changes in our executive team. Accordingly, our future financial condition and results of operations may differ materially from our estimates.

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

The COVID-19 pandemic impacted worldwide economic activity and future global health crises may pose the same risks, including the risk that we or our employees, contractors, suppliers, or other partners may be prevented or delayed from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities, which could have an adverse impact on our business, financial results and operations, as well as those of third parties on which we rely.

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

The patent applications that we own or license may fail to result in issued patents in the United States or granted patents in foreign jurisdictions. Our ability to obtain and maintain valid and enforceable patents depends on various factors, including determination that our patent claims are patentable over prior art. We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”) or foreign patent offices, and such prior art may prevent issuance of claims that would provide us with a competitive advantage. We cannot be certain that we and respective patent offices have identified all relevant prior art at the time of issuance, and later identification of undiscovered prior art may provide basis for later invalidating our issued patent claims. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to the treatment of cardiometabolic disease, Alzheimer’s disease, or other indications using obicetrapib or (ii) conceive and reduce to practice any of the compositions or methods claimed in our patents or patent applications, including patents or patent applications related to obicetrapib and any of our future product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of patent rights are highly uncertain. Our pending and future owned or in-licensed patent applications may not result in patents being issued which protect our technology or product candidates, effectively prevent others from commercializing competitive technologies and products or otherwise provide any competitive advantage. In addition, the scope of claims of an issued patent can be reinterpreted after issuance, and changes in either the patent laws or interpretation of the patent laws in the United States and other jurisdictions may diminish the value of our patent rights or narrow the scope of our patent protection.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its earliest priority U.S. utility application was filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. If we encounter delays in our clinical trials or regulatory approval of obicetrapib, the period of time during which we could market obicetrapib under patent protection could be reduced.

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

The strength of patents in the pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The USPTO or other foreign patent offices may change their interpretation of existing statutes or regulations with potential retroactive effects. The patent applications that we own or in-license may fail to result in issued patents in the United States or foreign countries with claims that cover our product candidates. Even if patents do successfully issue from the patent applications that we own or in-license, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be challenged, also known as opposed, by any person within nine months from the publication of their grant. In addition, post grant review in the USPTO begins with a third party filing a petition on or prior to the date that is nine months after the grant of the patent or issuance of a reissue patent. Third parties can also challenge a patent in the USPTO by way of inter partes review, ex parte reexamination, derivation, or interference proceedings. Any successful challenge to our patents could deprive us of exclusive rights necessary for the successful commercialization of our product candidates. Even if such challenges to our patents are unsuccessful, the proceedings could be expensive and time consuming and may divert the efforts and attention of our technical and management personnel. Furthermore, even if they are unchallenged, our patents may not adequately protect our product candidates, provide exclusivity for our product candidates, or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize our product candidates.

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

There is an increasing trend in the EU toward greater transparency and, while the manufacturing or quality information contained in an MAA is currently generally protected as confidential information, the EMA and national regulatory authorities may disclose much of the nonclinical and clinical information in MAAs, including the full clinical trial reports, in response to freedom of information requests after the marketing authorization has been granted. Similarly, as of January 31, 2022 under the EU Clinical Trials Regulation (EU) No 536/2014, the EU clinical trials information system allows the public to access MAA data submitted to the EMA or national regulatory authorities (excluding any commercially confidential information). There may be a risk that information that we consider to be trade secrets or other proprietary information becomes publicly available, including to our competitors, under such transparency requirements in the EU.

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

In April 2023, the EU Commission released proposals to amend the current EU pharmaceutical regulatory framework. The potential reforms include shortening the periods of regulatory and/or marketing protections available for innovative products. Depending on the final wording of these reforms (if adopted), a reduction in the periods of regulatory and/or marketing protections available for obicetrapib or any of our future product candidates may adversely affect the commercial viability of such products in the EU. These changes could adversely affect our business by reducing our protection against generic competitors entering the EU market. Depending on the progress of the EU Parliament and Council, changes to EU pharmaceutical legislation are not expected to come into force until 2025 or 2026 and additional transitional periods mean that the changes will most likely not take effect until 2027 or 2028.

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

Various of our activities may be subject to anti-bribery, export control and import laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the jurisdictions in which we conduct activities. Anti-corruption laws have been interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our intermediaries, or that we would not be required in the future to alter one or more of our practices to mitigate risk under these laws or to be responsive to any changes in these laws or the interpretation thereof. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. Furthermore, because we engage, and expect to continue to engage, third parties in connection with our clinical trials and other development and commercialization activities, we can be held liable for the corrupt or other illegal activities of our personnel, agents or collaborators, even if we do not explicitly authorize or have prior knowledge of such activities. Other companies in the biopharmaceutical field have faced criminal or civil penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with individuals in the public or private sector.

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

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, who are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in increased selling, general and administrative expenses. Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed. For example, as of December 31, 2024, we no longer qualify as an emerging growth company and as a result will be subject to more stringent reporting and compliance requirements applicable to larger companies.

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

Our ability to utilize tax losses and tax loss carryforwards is conditioned upon it attaining profitability and generating taxable income. We have incurred significant tax losses since inception and it is anticipated that we will continue to incur significant losses. As of December 31, 2024, we disclosed unused tax losses of $570.6 million. Additionally, our ability to utilize tax losses and tax loss carryforwards to offset future taxable income may be subject to certain limitations. In this respect, as of January 1, 2022, tax losses can be carried back one year and carried forward indefinitely in the Netherlands. However, both the carry back and carry forward tax loss relief will be limited to 50% of the taxable profit to the extent it exceeds EUR 1 million, calculated per financial year. As a result of transitional law, tax losses incurred in the financial years that started on or after January 1, 2013 (our oldest tax loss year as of December 31, 2023) and that are still available for carry forward as of January 1, 2025 also fall under the new scheme that entered into effect on January 1, 2022 and will therefore be indefinite. In addition, pursuant to Article 20a of the Dutch Corporate Income Tax, tax loss carryforwards can no longer be offset against future taxable profits if the ultimate ownership in a Dutch taxpayer has changed by an amount equal to or greater than 30%, unless certain counter evidence rules are met. In this respect, we believe and have taken the position that the tax losses of NewAmsterdam Pharma B.V. available for carry forward have not been forfeited as a result of the change of ownership back in 2020, when NewAmsterdam Pharma acquired all shares in the capital of NewAmsterdam Pharma B.V. (formerly Dezima Pharma B.V.), and that the tax losses of NewAmsterdam Pharma and NewAmsterdam Pharma B.V. have not been forfeited as a result of the Business Combination. On May 25, 2022, we filed a ruling request with the Dutch Tax Authorities to confirm that the change of ownership back in 2020 (described above) did not result in the loss of the tax losses of NewAmsterdam Pharma B.V. available for carry forward at that time. However, as of the date hereof, the Dutch Tax Authorities had not yet decided on our request. We currently expect, but can in no way guarantee or enforce, that the Dutch Tax Authority will grant our request.

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

United States tax authorities could treat us as a PFIC, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

Based on current estimates of the composition of the income and assets of the Company and its subsidiaries for the taxable year ended December 31, 2024, we do not expect to be treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the 2024 taxable year. We have not yet determined whether we expect to be a PFIC for any future taxable years. Under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a non-U.S. corporation is classified as a PFIC for U.S. federal income tax purposes in the applicable tax year if, after the application of certain “look-through” rules with respect to subsidiaries, (i) at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is “passive income” or (ii) at least 50% of the value of its assets in a taxable year, ordinarily determined on the basis of quarterly averages, is attributable to assets that produce or are held for the production of “passive income.” The determination of whether the Company or any of its non-U.S. subsidiaries is a PFIC is made annually and thus subject to change, and it generally cannot be made until the end of the taxable year. Additionally, any taxpayer who held a share of a class of our stock during a year in which we were treated as a PFIC will be required to continue to treat such class of stock as stock in a PFIC, unless the taxpayer made a timely “qualified electing fund” or “mark-to-market” election, as described below, or if the taxpayer makes a deemed sale or deemed dividend election.

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

A U.S. Holder (as defined below) generally will be subject to additional U.S. federal income taxes and interest charges on the gain from a sale of Ordinary Shares and on receipt of an “excess distribution” with respect to Ordinary Shares or any of its non-U.S. subsidiaries. Under proposed regulations, a U.S. Holder may also be subject to additional U.S. federal income taxes and interest charges on the gain from the sale of the Public Warrants (as defined below), and the warrants to purchase Ordinary Shares initially issued as part of a unit issued in a private placement concurrently with the closing of FLAC’s initial public offering (the “Private Placement Warrants”). A U.S. Holder of stock of a PFIC generally may mitigate these adverse U.S. federal income tax consequences, however, by making a “qualified electing fund” election or a “mark-to-market” election. If we determine that we and/or any of our subsidiaries is a PFIC for any taxable year, we intend to provide a U.S. Holder such information as the United States Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election with respect to the Company and/or such non-U.S. subsidiaries, but there can be no assurance that we will be able to timely provide such required information.

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

Our principal shareholders and management own a significant percentage of our Ordinary Shares and have representation on the Board of Directors and will be able to control matters subject to shareholder approval.

As of December 31, 2024, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 49.7% of our outstanding Ordinary Shares (assuming that none of the 1,886,137 Earnout Shares have been issued). Certain of our directors are also affiliated with certain of our greater than 5% shareholders. As a result of the foregoing, these shareholders may be able to significantly influence the outcome of matters submitted for director action, subject to obligation of the Board of Directors to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of the Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. The influence of these shareholders over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of our Ordinary Shares to decline or prevent our shareholders from realizing a premium over the market price for their Ordinary Shares. Investors in our Ordinary Shares should consider that the interests of these shareholders may differ from their interests in material respects.

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

We are required to disclose changes made in our internal controls and procedures on an annual basis and our management will be required to assess the effectiveness of these controls annually beginning with our fiscal year ending December 31, 2023. However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley. Because the market value of our Ordinary Shares held by non-affiliates exceeded $700 million as of June 30, 2024, we ceased to qualify as an emerging growth company as of December 31, 2024 after which our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Inferior internal controls could also cause investors to lose confidence in our reported financial information, which is likely to negatively affect our business and the market price of the Ordinary Shares.

We have identified material weaknesses in our internal control over financial reporting in the past. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the price of our securities.

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

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that as of December 31, 2023, our disclosure controls and procedures were not effective. As described in more detail in Item 9A of Part II of this Annual Report, our management, under the oversight of the Audit Committee, took steps to remediate the identified material weaknesses, which steps consisted primarily of engaging additional personnel and establishing the internal control framework. As of the date of this Annual Report, the identified material weaknesses have been remediated.

There can be no assurance that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. If we identify future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, the market price of our Ordinary Shares may decline as a result, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remediate any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As of December 31, 2024, Warrants to purchase an aggregate of 2,632,581 Ordinary Shares and Pre-Funded Warrants to purchase an aggregate of 7,514,231 Ordinary Shares were outstanding and are exercisable in accordance with the terms of the Warrant Assumption Agreement. The exercise price of the Warrants is $11.50 per share. To the extent such warrants are exercised, additional Ordinary Shares will be issued, which will result in dilution to the holders of Ordinary Shares and increase the number of Ordinary Shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants and Pre-Funded Warrants may be exercised could adversely affect the market price of Ordinary Shares. To the extent that the Warrants are “out-of-the-money” we do not expect that all of the Warrant holders will exercise their Warrants. As such, there is no guarantee that the Warrants will ever be exercised. As of December 31, 2024, there were 19,029,056 Ordinary Shares issuable upon the exercise of options granted under the LTIP, Rollover Plan, Supplementary LTIP and Inducement Plan at a weighted average exercise price of $10.04. If the options are exercised, there may be additional Ordinary Shares offered which may further adversely affect the market price of our Ordinary Shares.

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

We determined on June 30, 2023 that we no longer satisfied the requirements for retaining our foreign private issuer status which means that as of January 1, 2024 we are required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers. The Exchange Act reporting and other requirements applicable to U.S. domestic issuers, including periodic reporting requirements and the U.S. federal proxy rules, are more detailed and extensive than the requirements for foreign private issuers. We were required to make changes in our corporate governance practices in accordance with various SEC and Nasdaq rules. We were also required to begin preparing our financial statements in accordance with U.S. GAAP which resulted in financial statements that are different than our historical financial statements and which may make it difficult for investors to compare our financial performance over time. Our officers, directors and principal shareholders became subject to the reporting and short-swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. As a U.S. listed public company that is not a foreign private issuer, we expect to incur significant additional legal, accounting and other expenses that we did not incur as a foreign private issuer. We also expect that complying with the rules and regulations applicable to U.S. domestic issuers may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our management team and Board of Directors. Complying with the Exchange Act rules applicable to a domestic company will require additional time from management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition and results of operations. may also distract our management team and impact our operations.

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

We no longer qualify as an “emerging growth company” as of December 31, 2024 and, as a result, we are no longer able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies.

As of December 31, 2024, we no longer qualify as an emerging growth company within the meaning of Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, including critical audit matters;
•
the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•
the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

The loss of EGC status and compliance has increased and may continue to increase our legal and financial compliance costs, and may cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.

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

Our Audit Committee oversees the application of our ICT systems and all risks relating to cybersecurity. Cybersecurity is a standing agenda item at each of the Audit Committee’s regularly scheduled meetings and the committee may engage any external advisor as needed to advise on cybersecurity matters. The Audit Committee periodically reports on such matters to the Board of Directors as part of our overall risk management and oversight framework. We have also established a management-level disclosure committee (the “Disclosure Committee”). The Disclosure Committee, which consists of employees representing our legal, finance, IT, regulatory and clinical departments, is responsible for overseeing the preparation of our public disclosure materials and assessing the materiality of events within the Company. The Disclosure Committee is also responsible for conducting our cybersecurity risk assessment and ensures constituencies from across the Company are represented in such assessment. The Disclosure Committee monitors cybersecurity incidents and risk on an ongoing basis and may engage outside consultants as needed to assess and respond to cybersecurity incidents. The Disclosure Committee reports to the Audit Committee on a variety of matters, including cybersecurity risks. In addition, our Senior Vice President of Information Technology has significant experience managing IT departments, including with regard to cybersecurity risk management and compliance. We have also engaged a third party to provide technical information technology experience to the Disclosure Committee, Audit Committee and Board of Directors.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market for Ordinary Shares

Our Ordinary Shares trade on the Nasdaq Global Market under the symbol “NAMS.”

Record Holders

As of February 18, 2025, we had approximately 26 holders of record of our Ordinary Shares, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). Ordinary Shares that are held by financial institutions as nominees for beneficial owners or in “street name” are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one shareholder.

Dividends

We have never declared or paid a cash dividend on our Ordinary Shares and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities

We did not sell or issue any equity securities during the fiscal year ended December 31, 2024 that were not registered under the Securities Act.

Stock Price Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph shows a comparison from November 23, 2022, the date on which our Ordinary Shares first began trading on Nasdaq, through December 31, 2024 of the cumulative total return for our Ordinary Shares, the Nasdaq Biotechnology Index, and the Standard & Poor’s 500 Stock Index (the “S&P 500”) each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our Ordinary Shares.

Comparison of Cumulative Total Return
$275
$250
$225
$200
$175
$150
$125
$100
$75
11/23/2022
12/31/2022
03/31/2023
06/30/2023
09/30/2023
12/31/2023
03/31/2024
06/30/2024
09/30/2024
12/31/2024
NewAmsterdam Pharma Company NV
Nasdaq Biotechnology Index
S&P 500 Index

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

Overview

We are a late-stage biopharmaceutical company whose mission is to improve patient care in populations with cardiometabolic diseases where currently approved therapies have not been adequate or well tolerated. We seek to fill a significant unmet need for a safe, well tolerated and convenient LDL-C lowering therapy. In multiple Phase 3 trials, we have investigated obicetrapib, an oral, low-dose, once-daily, highly selective CETP inhibitor, alone or as a fixed-dose combination with ezetimibe, as preferred LDL-C lowering therapies to be used as an adjunct to statin therapy for patients at risk of CVD with elevated LDL-C, for whom existing therapies are not sufficiently effective or well tolerated. We believe that CETP inhibition may also play a role in other indications by potentially mitigating the risk of developing diseases such as Alzheimer’s disease.

Obicetrapib, is a next-generation, oral, low-dose, highly selective CETP inhibitor that we are developing to potentially overcome the limitations of current LDL-C lowering treatments. In addition to LDL-C, obicetrapib has shown significant reductions in Lp(a) and small LDL particles, all with safety comparable to placebo. We believe that obicetrapib has the potential to be a once-daily oral CETP inhibitor for lowering LDL-C, if approved. In each of our Phase 3 clinical trials, BROADWAY and BROOKLYN, evaluating obicetrapib as an adjunct to high-intensity statin therapy, obicetrapib met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In our Phase 3 TANDEM clinical trial, evaluating obicetrapib in combination with ezetimibe as an adjunct to high-intensity statin therapy, obicetrapib in combination with ezetimibe met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In five of our Phase 2 clinical trials, TULIP, ROSE, OCEAN, ROSE2 and our Japan Phase 2b clinical trial, evaluating obicetrapib as a monotherapy or a combination therapy with ezetimibe 10 mg, we observed statistically significant LDL-C lowering with side effects similar in frequency and severity to placebo including muscle-related side effects and drug-related TESAEs. We have observed obicetrapib to be well tolerated in an aggregate of over 3,500 patients with dyslipidemia in our clinical trials to date. Furthermore, we believe that obicetrapib’s oral delivery, demonstrated activity at low doses, chemical properties and tolerability make it well-suited for combination approaches.

Lowering of LDL-C, has been associated with MACE benefit in trials of LDL-C lowering drugs, including the REVEAL trial with the CETP inhibitor, anacetrapib. In our Phase 3 BROADWAY clinical trial we observed a positive trend in the exploratory MACE endpoint and we are performing a Phase 3 CVOT PREVAIL trial to reconfirm this relationship.

Obicetrapib has shown to not only reduce LDL-C but also several additional biomarkers associated with MACE. To date, obicetrapib has shown reductions in non-HDL-C, ApoB, and sdLDL-P. In our clinical trials, we have also observed reductions in Lp(a), which is believed to be an independent MACE risk factor, along with reductions in total LDL particles and more specifically small LDL particles, which are believed to be more atherogenic particles.

CVD is a leading cause of death worldwide. ASCVD is primarily caused by atherosclerosis, which involves the build-up of fatty material within the inner walls of the arteries. Atherosclerosis is the primary cause of heart attacks, strokes and peripheral vascular disease. One of the most important risk factors for ASCVD is hypercholesterolemia, which refers to elevated LDL-C levels within the body, commonly known as high cholesterol.

A significant proportion of patients with high cholesterol do not achieve acceptable LDL-C levels using statin therapy alone. We estimate that in the United States there are approximately 30 million patients that are not at their risk-based LDL-C goals despite treatment with lipid lowering therapy, including approximately 13 million with ASCVD. Existing non-statin treatment options have been largely unable to address the needs of patients with high cholesterol due to limited efficacy, an inconvenient injectable administration route and, in the past, market access restrictions. It is estimated that over 75% of ASCVD and HeFH outpatients prefer oral drugs to injectable therapies.

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

We have partnered with Menarini, providing them with the exclusive rights to commercialize obicetrapib 10 mg, either as a sole active ingredient product or in a fixed-dose combination with ezetimibe, in the majority of European countries, if approved. Subject to receipt of marketing approval, our current plan is to pursue development and commercialization of obicetrapib in the United States ourselves, and to consider additional partners for jurisdictions outside of the United States and the EU, including in Japan and China. In addition to our partnership with Menarini, we may in the future utilize a variety of types of collaboration, license, monetization, distribution and other arrangements with other third parties relating to the development or commercialization, once approved, of obicetrapib or future product candidates or indications. We are also continually evaluating the potential acquisition or license of new product candidates.

As of December 31, 2024, we had cash and cash equivalents of $771.7 million as compared to $340.5 million as of December 31, 2023. The increase in cash is primarily driven by the proceeds of the February 2024 Offering (as defined below), the December 2024 Offering (as defined below), Warrant exercises, exercises of options and the achievement of a clinical development milestone, partially offset by cash outflows related to research and development costs as we continue development of obicetrapib and increased spending on selling, general and administrative expenses to support our growing organization.. As of December 31, 2024, we no longer qualify as an “emerging growth company,” and, as a result, we are no longer able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies, and we expect to incur increased expenses as a result.

Recent Developments

December 2024 Follow-On Offering

On December 13, 2024, the Company completed an underwritten public offering (the “December 2024 Offering”) of 14,667,347 Ordinary Shares at a public offering price of $24.50 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, Pre-Funded Warrants to purchase 4,882,653 Ordinary Shares at a public offering price of $24.4999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares, less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 14,667,347 Ordinary Shares issued and sold in the offering, 2,550,000 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The net proceeds to the Company from the December 2024 Offering were $453.4 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Positive Topline Data from Pivotal Phase 3 BROADWAY Clinical Trial

On December 10, 2024, we announced positive topline data from our Phase 3 BROADWAY clinical trial. The primary endpoint was the least-squares mean of the percent change in LDL-C from baseline to day 84 for obicetrapib 10 mg compared to placebo, using imputation for missing data. The primary endpoint was achieved with statistical significance with an LDL-C reduction of 33% (p<0.0001). As part of the safety analysis, the trial adjudicated MACE as an exploratory endpoint, including death, non-fatal myocardial infarction, non-fatal stroke and coronary revascularization. In addition, a 21% reduction in MACE favoring obicetrapib was observed. The observed changes in other biomarkers, including HDL-C, non-HDL-C, Lp(a), ApoB, and Apolipoprotein A1 (ApoA1) were consistent with data reported in our prior clinical trials. As part of the safety analysis, key AEs of special interests were monitored. Among these AEs, glycemic control and renal function were monitored and each of the events favored obicetrapib. Overall, obicetrapib was also observed to be well-tolerated, with safety results, including blood pressure, comparable to placebo.

Positive Topline Data from Pivotal Phase 3 TANDEM Clinical Trial

On November 20, 2024, we announced positive topline data from our Phase 3 TANDEM clinical trial. The co-primary endpoints were percent change from baseline in LDL-C of the fixed-dose combination compared to each monotherapy arm after 84 days and obicetrapib 10 mg compared to placebo after day 84. Secondary endpoints incorporated percent changes from baseline in other biomarkers, including Lp(a), non-HDL-C and ApoB. The TANDEM trial met all co-primary endpoints, including the obicetrapib-ezetimibe fixed dose combination achieving an LS mean reduction of 48.6% (p < 0.0001) compared to placebo at day 84. In the trial, the fixed-dose combination of obicetrapib and ezetimibe was observed to be well tolerated, with safety results comparable to placebo.

Positive Topline Data from Pivotal Phase 3 BROOKLYN Clinical Trial

On November 18, 2024, we announced additional positive data from our Phase 3 BROOKLYN clinical trial. The trial met its primary endpoint of percent change from baseline in LDL-C of obicetrapib 10 mg compared to placebo after 84 days. The trial also met several of its prespecified secondary endpoints with statistical significance and observed results consistent with our prior clinical trials. Key secondary endpoints included percent changes from baseline of obicetrapib 10 mg compared to placebo after 84 days in Lp(a), ApoB, HDL-C and non-HDL-C. The p-value for the LS mean for all secondary endpoints compared to placebo was <0.0001 following 84 days of treatment with obicetrapib. Obicetrapib was also observed to be well tolerated, with safety results in the treatment arm comparable to placebo and no observed increase in blood pressure.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from the sale of pharmaceutical products. Our revenue has been solely derived from our license agreement with Menarini. Two performance obligations for the Menarini license were identified at contract inception, comprising a license to use the Company's intellectual property (the "license performance obligation") and a promise to continue the development activities for the licensed compound (the "R&D performance obligation"). Pursuant to the Menarini License, we received a non-refundable, non-creditable upfront amount of $120.9 million (€115.0 million) from Menarini on July 7, 2022, of which $98.6 million (€93.5 million) was attributed to the license performance obligation and recognized as revenue upon the execution of the Menarini License on June 23, 2022. The remaining $22.3 million (€21.5 million) was attributed to the R&D performance obligation and initially recognized as deferred revenue.

Additionally, in partial contribution to our costs of development of the Licensed Products, Menarini may pay us €27.5 million, payable in two equal annual installments. Due to the scientific uncertainties around the commercialization of the Licensed Products based on the success of clinical trials, which is out of our control, the fixed €27.5 million was considered constrained at contract execution and is not initially recognized within the transaction price until it becomes highly probable of no significant revenue reversal. At the end of each reporting period, we assess the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the constrained amounts associated with these payments within the transaction price.

Under the Menarini License, we are also entitled to receive certain cost sharing payments, sales-based royalties and payments based upon the achievement of defined development, regulatory and commercial milestones linked to the enhanced value of the license performance obligation. These milestones are contingent payments and represent variable considerations that are not initially recognized within the transaction price, due to the scientific uncertainties around the commercialization of the Licensed Products based on the success of clinical trials. Our ability to receive and generate revenue from these payments is dependent upon a number of factors, including our ability to successfully complete the development of and obtain regulatory approval for obicetrapib within the Menarini Territory. The uncertainty of achieving these milestones significantly impacts our ability to generate revenue. At the end of each reporting period, we assess the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the variable consideration associated with these payments within the transaction price.

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

All such costs are for the purpose of advancing our product candidate to successfully complete clinical development, attain regulatory approval and, if approved, commercialize our product candidate. Much of our current focus in our ongoing trials is on patient recruitment and retention and data cleaning. Research and development expenses consist of the following:

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
•
preclinical and nonclinical research and development expenses of the product candidate; and
•
other clinical costs such as clinical trial insurance and other consultancy fees.

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

Interest Income

Interest income is recognized using the effective interest rate method. Finance income for the year ended December 31, 2024 is related to interest earned on cash, cash equivalents and marketable securities.

Net Foreign Exchange Gain/Loss

Our exchange gain/loss relates mainly to cash balances denominated in foreign currencies, but also to transactions denominated in foreign currencies. Our foreign currency exposure is mainly related to the Euro. As of December 31, 2024, our net exposure to foreign currency risk was $108.6 million compared to $114.3 million as of December 31, 2023, mainly related to the Euro.

Income Tax

We have a history of losses and therefore have de minimis amounts of corporate tax. We expect to continue incurring losses as we continue to invest in our clinical and preclinical development programs. Consequently, any deferred tax assets are fully offset by a valuation allowance on our balance sheet.

Results of Operations

Comparison of the Years Ended December 31, 2024 and December 31, 2023

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the year ended December 31,
(In thousands of USD)	2024	2023	Change
Revenue	45,563	14,090	31,473
Operating Expenses:
Research and development expenses	151,406	159,424	(8,018)
Selling, general and administrative expenses	70,446	37,633	32,813
Total operating expenses	221,852	197,057	24,795
Operating Loss	(176,289)	(182,967)	6,678
Other income (expense):
Interest income	16,881	11,283	5,598
Fair value change - earnout	(37,010)	(266)	(36,744)
Fair value change - warrants	(38,583)	(10,018)	(28,565)
Foreign exchange gains/(losses)	(6,598)	5,058	(11,656)
Loss before tax	(241,599)	(176,910)	(64,689)
Income tax expense	(1)	27	(28)
Loss for the year	(241,598)	(176,937)	(64,661)

Revenue

Revenue increased by $31.5 million, or 223.4%, to $45.6 million for the year ended December 31, 2024 compared to $14.1 million for the year ended December 31, 2023. This change is largely due to $27.3 million of revenue recognized in the year ended December 31, 2024 related to the license performance obligation under the Menarini License for a clinical success milestone compared to $5.4 million of such revenue recognized in the year ended December 31, 2023. The remainder of the change is due to an increase of $9.5 million in the revenue recognized related to the R&D performance obligation in the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase in revenue related to the R&D performance obligation is composed of the following:

•
recognition of $11.9 million of revenue for a general development cost reimbursement in the year ended December 31, 2024 while no such cost reimbursement was recognized in the year ended December 31, 2023; and
•
an offsetting decrease of $2.3 million in recognition of deferred revenues in the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to differences in the percentage of completion achieved in each respective year related to the performance obligation.

Research and Development Expenses

Research and development expenses decreased by $8.0 million, or 5.0%, to $151.4 million for the year ended December 31, 2024 compared to $159.4 million for the year ended December 31, 2023. This was primarily driven by:

•
a $10.2 million decrease in manufacturing costs;
•
a $1.1 million decrease in non-clinical expenses related to preclinical studies;
•
a $0.9 million decrease in clinical expenses due to clinical trial which are complete or nearing completion;
•
a partially offsetting $0.9 million increase in regulatory expenses; and
•
a partially offsetting $3.1 million increase in personnel expenses.

The following table summarizes our research and development expenses for the periods indicated:

	For the year ended December 31,
(In thousands of USD)	2024	2023	Change
Clinical expenses	105,904	106,770	(866)
Non-clinical expenses	1,859	2,917	(1,058)
Personnel expenses	24,019	20,877	3,142
Manufacturing costs	17,188	27,430	(10,242)
Regulatory expenses	2,186	1,297	889
Other research and development costs	250	133	117
Total research and development expenses	151,406	159,424	(8,018)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $32.8 million, or 87.2%, to $70.4 million for the year ended December 31, 2024 compared to $37.6 million for the year ended December 31, 2023. This was primarily driven by:

•
a $25.9 million increase in personnel expenses related to selling, general and administrative expenses, of which our share-based compensation arrangements account for $10.3 million. The remainder is largely due to increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization;
•
a $10.9 million increase in marketing and communication expenses related to startup costs as we begin to build capabilities to support our planned commercial launch of obicetrapib, if approved; and
•
a partially offsetting $3.5 million decrease in finance and administration expenses primarily due to costs incurred in 2023 in connection with an underwritten public offering of Ordinary Shares by certain of our shareholders. We did not sell any Ordinary Shares in the offering and did not receive any proceeds from the offering.

Interest Income

Interest income increased by $5.6 million, to $16.9 million for the year ended December 31, 2024 compared to $11.3 million for the year ended December 31, 2023. This increase was primarily driven by greater cash balances and investments in marketable securities during the year ended December 31, 2024 as compared to cash balances during the year ended December 31, 2023.

Fair Value Change - Earnout

Fair value change - earnout was a loss of $37.0 million for the year ended December 31, 2024 compared to a loss of $0.3 million for the year ended December 31, 2023. The change is driven by changes in the market price during the period for Ordinary Shares and an increase in the estimated probability of achieving the earnout milestone from 40% as of December 31, 2023 to 100% as of December 31, 2024.

Fair Value Change - Warrants

Fair value change - warrants was a loss of $38.6 million for the year ended December 31, 2024 compared to a loss of $10.0 million for the year ended December 31, 2023. The change is driven by changes in the market price during the period for the Warrants, which trade under the symbol "NAMSW."

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a loss of $6.6 million for the year ended December 31, 2024 compared to a gain of $5.1 million for the year ended December 31, 2023. This change was largely driven by a weakening of the Euro against the U.S. Dollar.

Loss for the Year

Loss for the year increased by $64.7 million, to $241.6 million for the year ended December 31, 2024 compared to $176.9 million for the year ended December 31, 2023. The individual components of the change are described above.

Comparison of the Years Ended December 31, 2023 and December 31, 2022

Please refer to the section titled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a comparative discussion of our fiscal years ended December 31, 2023 and December 31, 2022.

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

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of obicetrapib. As a result, we are not yet profitable and have incurred losses in each annual period since our inception. As of December 31, 2024, we had an accumulated loss of $558.6 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will relate primarily to, and increase substantially as a result of:

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
•
losing our status as an emerging growth company; and
•
the costs of operating as a public company in the United States.

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

We have historically funded our operations primarily through private placements and public offerings of shares, the sale of convertible notes, proceeds from the Menarini License and the proceeds from the Business Combination. As of December 31, 2024, we had cash and cash equivalents of $771.7 million. Until we can generate substantial revenue, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, convertible loans, warrants, collaborations, or other means. We may consider raising additional capital to take advantage of favorable market conditions or for other strategic considerations even if we have sufficient funds for planned operations. In addition to our partnership with Menarini, we may in the future utilize a variety of types of collaboration, license, monetization, distribution and other arrangements with other third parties relating to the development or commercialization, once approved, of obicetrapib or future product candidates or indications. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or privately placed equity offerings of securities, the terms of these securities or offerings may include liquidation or other preferences that adversely affect our other shareholders’ rights. To the extent that we raise additional funds by issuing and selling equity or equity-linked securities, shareholders will experience dilution. If we raise additional capital through debt financing, we would likely be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, licensing or selling assets, making capital expenditures or declaring dividends. Capital may become difficult or impossible to obtain due to poor market or other conditions outside of our control. If we are unable to raise sufficient additional funds on favorable terms as and when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others any of our potential future product candidates that we would prefer to develop and commercialize ourselves. See the section titled “Risk Factors” for additional detail regarding these risks.

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

Sources of Liquidity

December 2024 Follow-on Offering

On December 13, 2024, we completed the December 2024 Offering of 14,667,347 Ordinary Shares at a public offering price of $24.50 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, Pre-Funded Warrants to purchase 4,882,653 Ordinary Shares at a public offering price of $24.4999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares, less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 14,667,347 Ordinary Shares issued and sold in the December 2024 Offering, 2,550,000 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The net proceeds to the Company from the December 2024 Offering were $453.4 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

February 2024 Follow-on Offering

On February 16, 2024, we completed an underwritten public offering (the “February 2024 Offering”) of 5,871,909 Ordinary Shares at a public offering price of $19.00 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, Pre-Funded Warrants to purchase 4,736,841 Ordinary Shares at a public offering price of $18.9999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 5,871,909 Ordinary Shares issued and sold in the February 2024 Offering, 1,383,750 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The net proceeds to the Company from the February 2024 Offering were $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Menarini License

On June 23, 2022, we entered into the Menarini License, pursuant to which we granted Menarini an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property and our regulatory documentation to undertake post approval development activities and commercialize the Licensed Products, for any use in the Menarini Territory. Pursuant to the Menarini License, Menarini made a non-refundable, non-creditable upfront payment to us of €115 million. Menarini has also committed to providing us €27.5 million in funding for the research and development activities related to the Licensed Products over two years, together with bearing 50% of any development costs incurred in respect of the pediatric population in the Menarini Territory. We are also eligible to receive up to €863 million upon the achievement of various clinical, regulatory and commercial milestones, €30 million of which has been received to date. If obicetrapib is approved, and successfully commercialized by Menarini, we will be entitled to tiered royalties ranging from the low double-digits to the mid-twenties as a percentage of net sales in the Menarini Territory, with royalty step-downs in the event of generic entrance or in respect of required third-party IP payments. See the section titled “Business—Commercial” for a full description of the Menarini License.

As of December 31, 2024, we have received a total of €30 million in milestone payments from Menarini, €25 million of which was received in the year ended December 31, 2024.

Warrants

In the year ended December 31, 2024, 1,384,640 Warrants were exercised at an exercise price of $11.50 per Ordinary Share, generating gross proceeds of $13.8 million. As of December 31, 2024, we had another 2,632,581 outstanding Warrants to purchase 2,632,581 Ordinary Shares, exercisable at an exercise price of $11.50 per share, which will expire on November 23, 2027, at 5:00 p.m., Eastern Standard Time. Based on the exercise price of the Warrants, we may receive up to $30.3 million, assuming the exercise of all Warrants outstanding as of December 31, 2024. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Ordinary Shares and the spread between the exercise price of the Warrant and the price of an Ordinary Share at the time of exercise. For example, to the extent that the trading price of the Ordinary Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the trading price of the Ordinary Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. The exercise price of the Warrants has at times exceeded the market price of the Ordinary Shares. To the extent that the price of our Ordinary Shares is below $11.50, we believe that the Warrant holders will be unlikely to cash exercise their warrants, resulting in little to no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their expiration and, as such, certain unexercised Warrants may expire worthless. As such, it is possible that we may never generate any additional cash proceeds from the exercise of our Warrants. We have not included, and do not intend to include, any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability that the Warrants are exercised over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

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

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2024, 2023 and 2022:

	For the year ended December 31,
(In thousands of USD)	2024	2023	2022
Net cash (used in)/provided by operating activities	(158,564)	(141,218)	10,665
Net cash used in investing activities	(62,848)	(24)	(221)
Net cash provided by financing activities	659,507	8,912	391,905
Foreign exchange differences	(6,802)	5,052	5,248
Cash and cash equivalents at the beginning of the year	340,450	467,728	60,131
Cash and cash equivalents at the end of the year	771,743	340,450	467,728

Net Cash Flows Provided By/Used In Operating Activities

Net cash used in operating activities increased by $17.4 million from $141.2 million in 2023 to $158.6 million in 2024. This change was primarily due to an increase in operating expenditures, the underlying reasons for which are described above, partially offset by an increase in the amount of cash received related to the achievement of clinical development milestones in the current period as compared to the same period in the prior year.

Net Cash Flows Provided By/Used In Investing Activities

Net cash flows used in investing activities increased by $62.8 million from $0.0 million in 2023 to $62.8 million in 2024. This change was primarily due to investments in marketable securities.

Net Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities was $659.5 million in 2024 compared to $8.9 million in 2023, an increase of $650.6 million. This change was primarily related to the February 2024 Offering and the December 2024 Offering, which together generated net proceeds of $645.0 million after deducting underwriting discounts and commissions and offering expenses paid by the Company. The remaining change is due to a $5.1 million increase in the proceeds received from the exercise of Warrants and a $0.5 increase in net proceeds from the exercise of options.

Operating Capital and Capital Expenditure Requirements

Third-Party Service Agreements

We have entered into a variety of agreements and financial commitments in the normal course of business with CROs, CMOs, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at December 31, 2024 they are estimated to be a maximum of $11.8 million due within one year and $2.4 million due in more than a year. As of December 31, 2024, we had cash and cash equivalents of $771.7 million, which is sufficient to fund these obligations.

Leases

We are party to a services agreement (the "Naarden Lease") pursuant to which an affiliate of Forbion leased us office space; an office lease agreement with Renaissance Aventura LLC, dated May 24, 2021, as amended April 9, 2024 (as amended, the “Miami Lease”); and an office sublease agreement with GR8 People, Inc., dated April 2, 2024 (the “Yardley Lease”). Under the Naarden Lease, we are obligated to pay €40 thousand per year in rent. The Naarden Lease will continue until terminated by either us or the landlord. Pursuant to the Miami Lease, we are required to pay annual rent ranging from $75 thousand to $82 thousand, increasing from the low end of the range to the higher end of the range for each year of the lease. The Miami Lease will expire by its terms on October 31, 2027, unless terminated earlier by either party pursuant to the terms of the Miami Lease. Pursuant to the Yardley Lease, we are required to pay annual rent ranging from $189 thousand to $194 thousand, increasing from the low end of the range to the higher end of the range for each year of the lease. The Yardley Lease will expire by its terms on April 3, 2026, unless terminated earlier by either party pursuant to the terms of the Yardley Lease.

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

Interest Rate Risk

We are exposed to interest rate risk primarily through our cash, cash equivalents and marketable securities. Changes in interest rates may cause variations in interest income and expense resulting from short-term interest-bearing assets. We invest in high-quality financial instruments, primarily money market funds and U.S. government and agency securities with maturities of less than one year, which we believe are subject to limited credit risk. We regularly review our investments and monitor the financial markets and we do not currently hedge interest rate exposure. Due to the nature of our investments, we do not believe an immediate 100 basis point change in interest rates would have a material effect on our financial condition. We do not believe that we have any material exposure to interest rate risk or changes in credit ratings arising from our investments.

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to cash and trade and other payables denominated in currencies other than our functional currency, the U.S. Dollar. As of December 31, 2024, our net exposure to foreign currency risk was $108.6 million, mainly related to the Euro. As of December 31, 2024, the effect of a hypothetical 1% change in exchange rates on currencies denominated in other than our functional currency would result in a potential change in future earnings in our consolidated statement of operations of approximately $1.1 million.

We partly manage our foreign currency risk by selectively holding foreign currency in our cash to offset foreign currency exposures from lease liabilities and trade and other payables. We plan to use this cash to settle future expenses we expect to incur in those foreign currencies.

Other Market Price Risk

As a result of the Business Combination, we have derivative warrant liabilities and a derivative earnout liability which are measured at fair value through profit or loss. As at December 31, 2024, the fair value of the derivative warrant liabilities and the derivative earnout liability were $37.5 million and $44.8 million, respectively. The value of the derivative warrant liability is directly correlated to the market price of a publicly traded Warrant which is traded under the symbol NAMSW. With all other variables held constant, a 1% change in the market price of NAMSW would change the value of the derivative warrant liability by 1% or $0.4 million. The value of the derivative earnout liability is directly correlated to the market price of a publicly traded Ordinary Share which is traded under the symbol NAMS. With all other variables held constant, a 1% change in the market price of NAMS would change the value of the derivative earnout liability by 1% or $0.4 million.

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

We perform research and development activities and do not yet have any sales. We are able to reclaim VAT, which is recoverable from tax authorities. Management periodically reviews the recoverability of the balance of input value added tax and believes it is fully recoverable.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company begin on page F-1 of this Annual Report and are incorporated herein by reference.

Selected quarterly financial data is presented below for each quarter in fiscal year 2023 to reflect the Company’s material retrospective change due to its conversion from IFRS to U.S. GAAP.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Remediation

As discussed in our Form 10-K for the year ended December 31, 2023, our management identified material weaknesses in our internal control over financial reporting related to:

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

Throughout the years ended December 31, 2023 and December 31, 2024, our management, under the oversight of the Audit Committee, executed the previously disclosed remediation plan which included the following measures:

•
performed a detailed risk assessment;
•
hired additional internal and external accounting resources, including third-party internal control advisors and technical accounting advisors;
•
redesigned and documented critical processes and controls associated with internal control over financial reporting;
•
designed and maintained formal accounting policies, procedures and controls over the fair presentation of our financial statements;
•
implemented a new enterprise resource planning system;
•
established proper segregation of duties and management review and approvals across all key business processes, applications and controls over information technology;
•
designed, implemented and maintained controls over the preparation and review of journal entries and financial statements;

•
designed, implemented and tested the operating effectiveness of internal controls over financial reporting and information technology; and
•
implemented management audit tooling to monitor control performance.

Management implemented the majority of the remediation plan in the year ended December 31, 2023 and further tested, strengthened and improved the Internal Control Framework in the year ended December 31, 2024, including performing operating effectiveness testing.

Our management completed operating effectiveness testing over the implemented remediation procedures and controls during the year ended December 31, 2024, and found them to be operating effectively. As a result, management has concluded that the material weaknesses in internal control over financial reporting have been remediated as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

Deloitte Accountants B.V., our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. The report of Deloitte Accountants B.V. is contained in Item 15 of Part IV of this Annual Report.

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Current Directors and Executive Officers

The Board of Directors

Set forth below are the names and certain information about each of our directors as of February 26, 2025. The information presented includes each director’s age, term and principal occupation. Biographical information for each director is included below the table.

Name	Positions and Offices Held	Year in which Term Expires	Age
Employee Directors
Michael Davidson, M.D.	Chief Executive Officer, Director	2025	68
John Kastelein, M.D.	Chief Scientific Officer, Non-Executive Director	2027	71
Non-Employee Directors
William H. Lewis, J.D., M.B.A.	Chair, Non-Executive Director	2028	56
Mark C. McKenna *	Vice Chair, Non-Executive Director	N/A	45
Nicholas Downing, M.D.	Non-Executive Director	2027	39
Wouter Joustra *	Non-Executive Director	N/A	36
Louis Lange, M.D., Ph.D.	Non-Executive Director	2028	76
John W. Smither	Non-Executive Director	2026	72
James N. Topper, M.D., Ph.D.	Non-Executive Director	2025	63
Janneke van der Kamp	Non-Executive Director	2026	49

* Mark C. McKenna and Wouter Joustra were appointed by the Board of Directors as temporary non-executive directors on July 16, 2024 to fulfill vacant positions within the Board of Directors until their formal appointment at the next annual General Meeting.

Employee Directors

Dr. Michael Davidson. Michael Davidson, M.D., has served as our Chief Executive Officer and executive director since November 2022. Dr. Davidson served NewAmsterdam Pharma as its Chief Executive Officer and an executive director from August 2020 to November 2022. Prior to joining NewAmsterdam Pharma, Dr. Davidson was the founder and Chief Executive Officer of Corvidia Therapeutics, Inc. from January 2016 until April 2018 and the Chief Science/Medical Officer from April 2018 until July 2020, when Corvidia was acquired by Novo Nordisk A/S for up to $2.1 billion. Dr. Davidson, who is a leading expert in the field of lipidology and was named in The Best Doctors in America for the past 15 years, is also currently a professor of medicine and director of the lipid clinic at the University of Chicago. Dr. Davidson co-founded and served as the Chief Medical Officer of Omthera Pharmaceuticals, Inc. in 2008, which was later acquired by AstraZeneca Pharmaceuticals in 2013 for up to $443 million. His research background encompasses both pharmaceutical and nutritional clinical trials including extensive research on statins, novel lipid-lowering drugs, and omega-3 fatty acids. Dr. Davidson is board-certified in internal medicine, cardiology, and clinical lipidology and served as President of the National Lipid Association from 2010 to 2011. Dr. Davidson currently serves on the board of directors of Tenax Therapeutics, Inc. (Nasdaq: TENX), Silence Therapeutics plc (Nasdaq: SLN) and BioAge Labs, Inc. (Nasdaq: BIOA). Dr. Davidson also serves on the boards of four private biotechnology companies, Sonothera, NanoPhoria Bioscience, Jocasta Neuroscience and Abcentra. Dr. Davidson received his B.A. and M.S. from Northwestern University and his M.D. from The Ohio State University School of Medicine.

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

Non-Employee Directors

William H. Lewis, J.D., M.B.A. William H. Lewis has served as a member of the Board of Directors and Chair since January 2024. Mr. Lewis has more than 30 years of executive experience in the pharmaceutical and finance industries both in the United States and internationally. Mr. Lewis has served as President, Chief Executive Officer and director at Insmed Incorporated (“Insmed”) since 2012 and has served as Chair of Insmed’s board of directors since November 2018. Prior to joining Insmed in 2012, Mr. Lewis served as Co-Founder, President, and Chief Financial Officer of Aegerion Pharmaceuticals, Inc. from 2005 until 2011. Prior to Mr. Lewis’ time at Aegerion, he spent approximately 10 years working in investment banking in the United States and Europe. He also previously worked for the U.S. government. Mr. Lewis holds a J.D. with Honors and an M.B.A., both from Case Western Reserve University, and a B.A., cum laude, from Oberlin College. He is a member of the Board of Trustees of Case Western Reserve University and of BioNJ, the life sciences association for New Jersey.

We believe that Mr. Lewis’ significant experience as a public company executive in the life sciences industry and his other professional experience in the finance industry provide him the qualifications and skills to serve on the Board of Directors.

Mark C. McKenna. Mark C. McKenna has served as a member of the Board of Directors since July 2024. Mr. McKenna is the founder, Chairman and Chief Executive Officer of Mirador Therapeutics, and currently serves as Chairman of the board of directors of Apogee Therapeutics, Inc. (Nasdaq: APGE) and a director at Spyre Therapeutics, Inc. (Nasdaq: SYRE). In addition, Mr. McKenna serves as a venture partner at Arch Venture Partners and Senior Advisor at Fairmount Funds. Previously, Mr. McKenna was President, Chief Executive Officer and Chairman of the Board of Directors of Prometheus Biosciences, Inc., which was acquired by Merck & Co, Inc. in June 2023. Earlier, Mr. McKenna was a corporate officer of Bausch Health and served as President of its subsidiary, Salix Pharmaceuticals, Inc. Prior to Salix Pharmaceuticals, Mr. McKenna spent more than a decade in various roles with Bausch + Lomb, also a division of Bausch Health, most recently as Senior Vice President and General Manager of its U.S. Vision Care business. Mr. McKenna was Ernst & Young’s Entrepreneur of the Year in 2023 and holds a B.S. in marketing from Arizona State University and an M.B.A. from Azusa Pacific University.

We believe that Mr. McKenna’s significant experience as a public company executive in the life sciences industry and his other professional experiences provide him the qualifications and skills to serve on the Board of Directors.

Dr. Nicholas S. Downing. Nicholas S. Downing, M.D., has served as a member of the Board of Directors since November 2022. Dr. Downing currently serves as a Managing Director of Bain Capital Life Sciences, L.P., a private equity fund that invests in biopharmaceutical, specialty pharmaceutical, medical device, diagnostics and enabling life science technology companies globally, which he joined in 2018. Prior to joining Bain Capital, Dr. Downing was a resident physician at the Brigham and Women’s Hospital in Boston, where he cared for patients on the inpatient medical service and in the outpatient clinic. Throughout his medical career, Dr. Downing has been an active health policy researcher and is the author of more than 40 articles in peer-reviewed scientific literature. Prior to his medical career, Dr. Downing was a consultant at McKinsey and Company where he worked with clients in the pharmaceutical, hospital and financial services industries on a wide range of strategic problems. Dr. Downing graduated from Harvard College magna cum laude with a degree in chemistry. He received an M.D. cum laude from Yale University School of Medicine.

We believe that Dr. Downing’s medical experience, as well as his experience investing and serving on the boards of life science companies provide Dr. Downing with the qualifications and skills to serve on the Board of Directors.

Wouter Joustra. Wouter Joustra has served as a member of the Board of Directors since July 2024. Mr. Joustra currently serves as a General Partner at Forbion, a leading global life sciences venture capital firm with deep expertise in Europe, where his responsibilities include deal origination, general portfolio management and divestment strategies. Prior to joining Forbion in 2019, Mr. Joustra was a Senior Trader and Executive Board member of the life sciences franchise at Kempen, a European boutique investment bank, where he was responsible for managing Kempen’s trading portfolio and was involved in deal structuring, equity capital markets transactions, and larger block trades. Mr. Joustra currently serves on the board of directors of VectorY Therapeutics, Beacon Therapeutics, EnGene Holdings Inc. (Nasdaq: ENGN), Navigator Medicines and Verdiva Bio. Mr. Joustra previously served as a member of the board of directors of several companies, including Gyroscope Therapeutics Holdings plc until the closing of its acquisition by Novartis AG in February 2022, VectivBio AG (Nasdaq: VECT) from December 2022 until the closing of its acquisition by Ironwood Pharmaceuticals, Inc. in December 2023, Aiolos Bio, Inc. until the closing of its acquisition by GSK plc in February 2024 and Forbion European Acquisition Corporation, a special purpose acquisition company, until its completion of the business combination with EnGene Holdings Inc. in October 2023. Mr. Joustra holds an M.Sc. in Business Administration and a B.Sc. in International Business and Management from the University of Groningen.

We believe that Mr. Joustra’s board experience and significant experience as an investor in the life sciences industry provide him the qualifications and skills to serve on the Board of Directors.

Dr. Louis Lange. Louis Lange, M.D., Ph.D., has served as a member of the Board of Directors since November 2022. Dr. Lange previously served on the NewAmsterdam Pharma board from 2021 to November 2022. Dr. Lange previously served as the chief of cardiology and a professor of medicine at the Washington University School of Medicine and was one of the early academicians in molecular cardiology. Dr. Lange founded and served as the chief executive officer and chairman of CV Therapeutics, Inc. (Nasdaq: CVTX) from 1990 until 2019, and as a senior advisor to Gilead Sciences, Inc. from 2009 until 2019, following its acquisition of CV Therapeutics. Dr. Lange currently serves as a general partner with Asset Management Ventures. Dr. Lange also serves on the board of directors of private companies Stealth Biotherapeutics Corp., Amygdala Neurosciences, Inc. and Incendia Therapeutics, Inc. Dr. Lange previously served on the board of directors of Audentes Therapeutics, Inc. (sold to Astellas Pharma Inc.) and CymaBay Therapeutics (acquired by Gilead). Dr. Lange has a Bachelor’s degree from the University of Rochester, an M.D. from Harvard University and a Ph.D. in Biological Chemistry, also from Harvard University.

We believe that Dr. Lange’s board experience, medical background and experience as a public company officer, provide Dr. Lange with the qualifications and skills to serve on the Board of Directors.

John W. Smither. John Smither has served as a member of the Board of Directors since January 2023. Mr. Smither previously served as the Chief Financial Officer of Arcutis Biotherapeutics, Inc. (Nasdaq: ARQT) from May 2019 until March 2021, and again as Interim Chief Financial Officer from September 2023 to April 2024, and the Chief Financial Officer of Sienna Biopharmaceuticals, Inc. (Nasdaq: SNNA) from April 2018 until March 2019. Mr. Smither also served as the interim Chief Financial Officer at Kite Pharma (a Gilead Sciences, Inc. company) from October 2017 until April 2018 during its integration with Gilead. Mr. Smither presently serves on the board of directors of Genelux serving as chair of its compensation committee and as a member of its audit committee. Mr. Smither also served on the board of directors and audit committee chair of eFFECTOR Therapeutics, Inc. (Nasdaq: EFTR) from March 2018 to September 2023 and Applied Molecular Transport, Inc. (Nasdaq: AMTI) from January 2022 to December 2023. Mr. Smither also served as a member of the nomination and corporate governance committee of eFFECTOR Therapeutics and the compensation committee of Applied Molecular Transport. Mr. Smither previously served on the board of directors of Achaogen, Inc. and Principia Biopharma Inc and as the chair of their audit committees. Mr. Smither also has 15 years’ experience as a practicing CPA (inactive), including time spent as an audit partner with Ernst & Young LLP.

We believe that Mr. Smither’s experience as the Chief Financial Officer for a number of public companies and his experience serving on the board of directors and audit committees of other public life science companies provide Mr. Smither with the qualifications and skills to serve on the Board of Directors.

Dr. James N. Topper. James N. Topper, M.D., Ph.D., has served as a member of the Board of Directors since November 2022. Dr. Topper previously served as FLAC’s Chief Executive Officer and Chairman of the FLAC Board of Directors from October 2020 until November 2022. Dr. Topper currently serves as a Managing Partner of Frazier Life Sciences (“Frazier”). He joined Frazier in 2003 and opened Frazier’s Menlo Park office in the same year. Throughout his tenure as a Managing Partner, Dr. Topper has invested across over 35 companies encompassing a broad spectrum of life science and biopharmaceutical companies. Dr. Topper has led and served as a board member for many of Frazier’s successful life sciences investments, including Acerta Pharma BV (sold to AstraZeneca), Alpine Immune Sciences (sold to Vertex), Amunix Pharmaceuticals, Inc. (sold to Sanofi), Aptinyx Inc. (Nasdaq: APTX), Calistoga Pharmaceuticals, Inc. (co-founder, sold to Gilead Sciences), Entasis Therapeutics Holdings Inc. (sold to Innoviva), Frazier Lifesciences Acquisition Corporation, Mavupharma (sold to AbbVie), Rempex (sold to The Medicines Company), Incline (co-founder, sold to The Medicines Company), Alnara (sold to Lilly), Portola, Inc. (co-founder, Nasdaq: PTLA), Phathom Pharmaceuticals Inc. (Nasdaq: PHAT), CoTherix, Inc (sold to Actelion), and Threshold Pharmaceutical, Inc. (Nasdaq: THLD). He currently represents Frazier on the boards of companies such as Phathom Pharmaceuticals, Inc. (Nasdaq: PHAT), Lassen Therapeutics, Seraxis Holdings, Inc., Enlaza Therapeutics, Inc., Attovia Therapeutics, Inc., Architect Therapeutics and Serum Detect, Inc. In 2011 and 2016, Dr. Topper was named to the Midas List of leading venture capitalists, and in 2013, Dr. Topper was recognized by Forbes as a top ten healthcare investor. Dr. Topper received his M.D. and Ph.D. in Biophysics from Stanford and his B.S. from the University of Michigan.

We believe that Dr. Topper’s experience overseeing Frazier’s investments in biotechnology, his experience in senior management positions and his significant knowledge of industry, medical and scientific matters, provide Dr. Topper with the qualifications and skills to serve on the Board of Directors.

Janneke van der Kamp. Janneke van der Kamp has served as a member of the Board of Directors since April 2023. Ms. van der Kamp currently serves as the Chief Executive Officer of Norgine. Prior to this, she was Chief Commercial Officer of Grünenthal and previously spent two decades in roles of increasing responsibility at Novartis, ultimately serving on the Pharma Executive Committee as Global Head of Product & Portfolio Strategy from 2016 to 2018 and then Head of Pharma Region Europe from 2019 until 2022. While at Novartis, Ms. van der Kamp supported the launch of Novartis’ key cardiovascular disease medicines, as well as the company’s efforts in immunology, dermatology, neuroscience, ophthalmology, and respiratory disease. Ms. van der Kamp received her M.S. in chemistry from Utrecht University and M.B.A. from INSEAD.

We believe that Ms. van der Kamp’s operational experience in the pharmaceutical industry and business development experience provide Ms. van der Kamp that qualifications and skills to serve on the Board of Directors.

Arrangements and Understandings

Drs. Topper and Downing were designated to serve on the Board of Directors by FLAC, and Dr. Davidson, Dr. Kastelein and Dr. Lange were initially designated by NewAmsterdam Pharma pursuant to the terms of the Business Combination Agreement.

Our Executive Officers

The following table sets forth certain information concerning our executive officers as of February 26, 2025.

Name	Position	Age
Michael Davidson, M.D.	Chief Executive Officer	68
Juliette Audet	Chief Business Officer	39
William "BJ" Jones	Chief Commercial Officer	61
John Kastelein, M.D., Ph.D. FESC	Chief Scientific Officer	71
Douglas Kling	Chief Operating Officer	51
Louise Kooij	Chief Accounting Officer	49
Ian Somaiya	Chief Financial Officer	51

Dr. Michael Davidson. Dr. Davidson’s biography is included in the section above titled “—The Board of Directors.”

Juliette Audet. Juliette Audet has served as the Company’s Chief Business Officer since April 2024. Ms. Audet previously served on the NewAmsterdam Pharma board from November 2020 until April 2024. Prior to joining NewAmsterdam Pharma, Ms. Audet was a partner at Forbion from January 2021 until March 2024 and before that, a principal at Forbion from October 2019 until December 2020. Prior to joining Forbion, Ms. Audet was a Principal at Novartis Venture Fund based in Cambridge, Massachusetts from January 2018 until July 2019. Ms. Audet received an M.B.A., with distinction, from Harvard Business School and her M.Sc in physics from EPFL (Lausanne, Swiss Federal Institute of Technology).

William "BJ" Jones. BJ Jones joined the Company in August 2023 as its Chief Commercial Officer where he is responsible for building and leading all commercial and medical affairs functions, including marketing, market access, sales, medical science engagement and enterprise operations. Prior to joining the Company, Mr. Jones most recently served as Chief Commercial Officer, Migraine and Common Diseases of Biohaven Pharmaceuticals Holding Company Ltd., a biopharmaceutical company, from April 2019 to December 2022, where he was responsible for building the company’s commercial capability and launching its first FDA-approved product (Nurtec ODT), including through Biohaven’s acquisition by Pfizer in October 2022. Prior to Biohaven, Mr. Jones served as Vice President, Head of Sales and Commercial Operations for the general medicine business unit of Takeda Pharmaceutical Company Limited (NYSE: TAK) from January 2016 to March 2019. Mr. Jones currently serves on the board of directors of Apogee Therapeutics, Inc. (Nasdaq: APGE) and Annexon Biosciences, Inc. (Nasdaq: ANNX). Mr. Jones received a B.S. in human factors engineering from the U.S. Air Force Academy, an M.S. in industrial engineering from Texas A&M University and an M.B.A. from the Stanford University Graduate School of Business.

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

Louise Kooij. Louise Kooij joined the Company as its Chief Financial Officer in May 2020. In January 2023, Ms. Kooij was appointed as the Company’s Chief Accounting Officer and served in that role until March 2023 when she was appointed Interim Chief Financial Officer. In October 2023 Ms. Kooij was appointed as the Company's Chief Accounting Officer. Ms. Kooij previously spent 18 years working in various finance roles at Genzyme Europe B.V. ("Genzyme"), a multinational biotechnology company. During her tenure at Genzyme, she led the European and Global FP&A team, many European finance projects, the European integration of Genzyme into Sanofi, the integration of acquisitions into Sanofi, the European Business Operations Team as well as the Rare Disease unit in Central and Eastern Europe. Before joining Genzyme, Ms. Kooij worked as a certified auditor at PricewaterhouseCoopers as well as other audit firms for seven years. Since May 2020, Ms. Kooij has also served as an independent consultant in the role of chief financial officer to other private biotechnology start-ups. Ms. Kooij received a master’s degree from Nyenrode Business University and her auditing degree from Hogeschool Markus Verbeek.

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

Insider Trading Policies and Procedures

The Company has an insider trading policy and procedures governing the purchase, sale and/or other dispositions of the Company’s securities that applies to all directors, officers, employees and certain other persons. It is also the Company’s policy to take appropriate steps to comply with applicable federal and state securities laws and regulations, as well as applicable stock exchange listing standards, when the Company engages in transactions in the Company’s securities. The Company believes that its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report.

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

Audit Committee

The Audit Committee consists of John W. Smither, William H. Lewis and Mark C. McKenna. Mr. Smither serves as chairperson of the Audit Committee. The Audit Committee assists the Board of Directors in, among other things:

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

Each member of the Audit Committee is an “independent director,” as such term is defined in Nasdaq Rule 5605(a)(2) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has also determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting. The Board of Directors has determined that Mr. Smither qualifies as an “audit committee financial expert,” as such term is defined in the rules of the SEC.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the philosophy, objectives, process, components and additional aspects of our executive compensation program for the fiscal year ended December 31, 2024. This CD&A is intended to be read in conjunction with the compensation tables that immediately follow this section, which provide historical compensation information for our following named executive officers ("NEOs"):

Name	Position
Michael Davidson, M.D.	Chief Executive Officer
Ian Somaiya	Chief Financial Officer
John Kastelein, M.D., Ph.D. FESC	Chief Scientific Officer
Juliette Audet	Chief Business Officer
Douglas Kling	Chief Operating Officer

Executive Compensation Philosophy and Objectives

We maintain a shareholder-approved, formal, written compensation policy consistent with Dutch law. The compensation policy provides that the amount, level and structure of compensation should contribute to the Company's strategy, long-term interests and sustainability by:

•
attracting, retaining and motivating highly skilled individuals with the qualities, capabilities, profile and experience needed to support and promote the growth and sustainable success of the Company and its business;
•
driving strong business performance, promoting accountability and incentivizing the achievement of short and long-term performance targets with the objective of furthering long-term value creation in a manner consistent with the Company's identity, mission and values;
•
assuring that the interests of the Company's directors are closely aligned to those of the Company, its business and its stakeholders; and
•
ensuring overall market competitiveness of the compensation packages, while providing the Board of Directors sufficient flexibility to tailor the Company's compensation practices on a case-by-case basis, depending on the market conditions from time to time.

To achieve these objectives, the Compensation Committee of the Board of Directors (the “Compensation Committee”) regularly evaluates our executive compensation program to determine components of compensation and establish compensation levels that are appropriate based on each executive’s level of experience, performance, growth potential, job responsibility and criticality of role, and that align with the Company's size and stage.

Executive Compensation Components

Our executive compensation program generally consists of, and is intended to strike a balance among, the following three principal components: base salary, annual performance-based cash bonuses and long-term incentive equity grants. We also provide our executive officers with severance and change-in-control benefits, as well as other benefits available to all our employees, including retirement benefits under the Company’s U.S. 401(k) plan, retirement arrangements for employees in other countries and participation in employee benefit plans. The following chart summarizes the key features and objectives of the three main elements of compensation.

Element	Description	Objectives
Base Salary	• Fixed cash compensation. • Determined based on each executive officer’s role, individual skills, experience, performance, and external market value.	• Provide stable compensation to executive officers, allow the Company to attract and retain skilled executive talent and maintain a stable leadership team.
Short-Term Incentives: Annual Bonus Plan	• Variable cash compensation based on the level of achievement of pre-determined annual corporate goals and personal performance.	• Promote and reward the achievement of key annual strategic, business and operational goals.

Long-Term Incentives: Equity-Based Compensation	• Variable equity-based compensation. • Share options: Right to purchase shares at a price equal to the share price on the grant date.	• Motivate and reward achievement of multi-year strategic goals and delivery of sustained long-term value to shareholders, as well as attract and retain executive officers.

Compensation Program Governance

The Compensation Committee assesses the effectiveness of our executive compensation program from time to time and reviews risk mitigation and governance matters, which includes maintaining the following best practices:

What We Do
☑	Pay for Performance	The majority of total executive compensation is variable and at-risk.
☑	Balance Short- and Long-Term Compensation	The allocation of incentives among annual cash incentives and long-term equity incentives does not over-emphasize short-term performance at the expense of achieving long-term goals.
☑	Combination of Balanced Performance Metrics	We use a diverse set of milestone performance metrics in our annual performance bonus plan to ensure that no single measure affects compensation disproportionately.
☑	Independent Compensation Consultant	The Compensation Committee has engaged an independent compensation consultant to provide information and advice for use in Compensation Committee decision-making.
☑	Peer Data

We develop a peer group of companies based on industry, development stage, therapeutic focus, research and development expense, market capitalization, employee headcount, and number of years as a public company to reference for compensation decisions.

☑	Clawback	We maintain a clawback policy compliant with SEC and Nasdaq rules.
☑	Double Trigger Change-in-Control Provisions

We entered into agreements with each of the NEOs that provide certain financial benefits if there is both a change in control and a termination of employment (a “double trigger”). A change in control alone would not trigger cash severance pay.

What We Don’t Do
✘	No Hedging or Pledging of Company Securities	We prohibit officers and non-employee directors from engaging in hedging, pledging or short sale transactions in Company securities.
✘	No Perks	We do not provide material perquisites to executive officers.
✘	No Excise Tax Gross-Ups	We do not provide excise tax gross-ups.
✘	No Share Options Below Fair Market Value	We do not grant share options with an exercise price below fair market value.
✘	No Guaranteed Compensation	We do not have agreements with our NEOs that provide any guarantees relating to base salary increases or the amounts of any annual cash incentive awards or long-term equity awards.

✘	No Special Retirement Benefits

We do not provide defined benefit pension arrangements or post-retirement health coverage for our executive officers or employees. Our NEOs and other executives are eligible to participate in our 401(k) plan (U.S.) or personal pension plan on the same basis as our other employees.

✘	No Share Option Repricing	We do not permit repricing of share options or share appreciation rights without shareholder approval.

Compensation Determination Process

Role of our Shareholders

Our shareholders have adopted a formal, written compensation policy in accordance with Dutch law. Changes to the compensation policy will require a vote of the General Meeting by simple majority of votes cast. The Board of Directors and the Compensation Committee determine the compensation of individual directors and executive officers with due observance of the compensation policy to the extent applicable.

We did not consider the results of any shareholder advisory vote on the 2024 compensation of our NEOs, as no such vote was required due to our status as an “emerging growth company” as of December 31, 2024.

Role of the Compensation Committee

The Compensation Committee establishes the compensation philosophy and objectives (in accordance with the compensation policy), determines the structure, components and other elements of executive compensation, and reviews and approves the compensation of the NEOs or recommends it for approval by the Board of Directors. The Compensation Committee structures the executive compensation program to accomplish its articulated compensation objectives in light of the compensation philosophy described above.

The Compensation Committee annually reviews compensation policies and procedures to determine if any updates are needed. The Compensation Committee also approves, or recommends to the Board of Directors for approval, the corporate objectives associated with our annual performance-based cash incentive program, as well as assessing the Company’s performance against those corporate objectives after the end of the year or making a recommendation to the Board of Directors as to the extent to which the Company has met those corporate objectives.

The Compensation Committee meets periodically throughout the year to manage and evaluate our executive compensation program, and generally determines executive compensation on an annual basis, typically at the beginning of each fiscal year; however, decisions may occur during the year for new hires, promotions or other special circumstances as the Compensation Committee determines appropriate.

Role of the CEO and Management

The Compensation Committee generally seeks the input of our Chief Executive Officer ("CEO") when discussing the performance of, and compensation for, our executive officers, including the NEOs other than the CEO. Our CEO is instrumental in developing both our annual and long-term strategic objectives and goals, which are reviewed and approved by the Compensation Committee and the Board of Directors. Our CEO is also instrumental in providing perspective on our performance against those goals.

Our CEO reviews the performance of the other executive officers, including the other NEOs, annually and presents his conclusions to the Compensation Committee. Our CEO then provides corresponding compensation recommendations, including as to base salary adjustments, annual performance-based cash compensation targets and payouts, and equity awards. The Compensation Committee considers the CEO’s input as one factor in its deliberations to determine the compensation of our executive officers, including the other NEOs. The Compensation Committee gives significant weight to the recommendations of the CEO in light of his greater familiarity with the day-to-day performance of his direct reports and the importance of incentive compensation in driving the execution of managerial initiatives developed and led by the CEO.

While the CEO may attend Compensation Committee meetings, the CEO may not be present during voting or deliberations on his compensation and does not play a role in determining his compensation.

In addition, other members of management may attend Compensation Committee meetings to provide background information or advice, or to answer questions posed by members of the Compensation Committee, including with respect to the financial, accounting, tax and retention implications of various compensation decisions.

Role of the Independent Compensation Consultant

The Compensation Committee recognizes that there is value in procuring independent, objective expertise in connection with fulfilling its duties, and pursuant to its charter, the Compensation Committee has the authority to select and retain advisors to assist it with carrying out its duties and responsibilities.

The Compensation Committee has engaged the services of an independent compensation consultant, the Human Capital Solutions practice of Aon plc (“Aon”), to assist it in connection with making executive compensation decisions. The Compensation Committee has worked with Aon to develop a peer group, to provide a competitive market analysis of the base salary, annual performance-based cash incentive awards and long-term incentive compensation of our executive officers compared against the peer group, and to review other market practices and trends with respect to executive compensation.

The Compensation Committee annually assesses the independence of Aon pursuant to SEC and Nasdaq rules. In 2024, the Compensation Committee assessed the independence of Aon consistent with Nasdaq listing standards and concluded that the engagement of Aon does not raise any conflict of interest.

While the Compensation Committee took into consideration the review and recommendations of Aon when making decisions about our executive compensation program, ultimately, the Compensation Committee made its own independent decisions in determining our executives’ compensation.

Consideration of Comparative Market Data

The Compensation Committee believes that obtaining relevant market and benchmark data is important to making determinations about executive compensation. This information provides a solid reference point and helpful context for making compensation decisions, even though, relative to other companies, there are differences and unique aspects of the Company.

With Aon’s assistance and input, the Compensation Committee annually adopts a peer group of companies that it uses as a reference group to provide a broad perspective on competitive pay levels and practices.

In doing so, the Compensation Committee seeks to approve a peer group that is representative of the sector in which we operate and includes companies within an appropriate defined range in terms of key attributes.

In October 2023, the Compensation Committee determined that our peer group for determining the compensation of our NEOs in 2024 would consist of Phase 2 and Phase 3 biopharmaceutical/biotechnology companies. In general, the selection criteria consisted of the following:

•
market capitalizations between one-third and three times the market capitalization of the Company;
•
annual revenues less than $100 million;
•
fewer than 150 employees; and
•
preference given to companies that went public within the last five years.

Based on these criteria, the peer group for setting 2024 compensation consisted of the following 24 companies:

4D Molecular Therapeutics, Inc.	Humacyte, Inc.	PMV Pharmaceuticals, Inc.
89bio, Inc.	IDEAYA Biosciences, Inc.	Replimune Group, Inc.
Akero Therapeutics, Inc.	Immunovant, Inc.	Scholar Rock Holding Corporation
Belite Bio, Inc.	Inhibrx, Inc.	Structure Therapeutics Inc.
Cogent Biosciences, Inc.	Keros Therapeutics, Inc.	Tarsus Pharmaceuticals, Inc.
Crinetics Pharmaceuticals, Inc.	Krystal Biotech, Inc.	Ventyx Biosciences, Inc.
Cullinan Oncology, Inc.	Madrigal Pharmaceuticals, Inc.	Vera Therapeutics, Inc.
Erasca, Inc.	Pliant Therapeutics, Inc.	Viking Therapeutics, Inc.

The Compensation Committee utilizes the compensation of executive officers of the companies in this peer group as one reference point in the compensation-setting process along with various other factors, such as the executive’s performance, experience, and competitive market conditions.

Additionally, when considering the establishment of 2024 compensation levels for our NEOs, the Compensation Committee, upon recommendation from Aon, supplemented the 2024 peer group long-term incentive market data with data derived from the Radford 2023 Global Life Science Survey for public pre-commercial biopharma companies with under 150 employees. This survey data was used to obtain a general understanding of the compensation practices of companies similar to ours at the time.

The Compensation Committee believes that the compensation practices of our peer group, together with the data derived from the Radford 2023 Global Life Science Survey, provided us with appropriate compensation reference points for evaluating and determining the compensation of our NEOs during 2024.

2024 Executive Compensation Program

Our executive compensation program generally consists of, and is intended to strike a balance among, the following three principal components: base salary, annual performance-based cash bonus, and long-term incentive equity compensation.

CEO and NEO Pay Mix

Though the Compensation Committee has not adopted any formal or informal policies or guidelines that specify the allocation of compensation between these three elements, consistent with our “pay-for-performance” philosophy, the Compensation Committee has determined that NEO compensation packages must include an emphasis on and substantial portion of variable, at-risk pay while ensuring adequate base salary to attract and retain talent. The Compensation Committee considers compensation to be at-risk if it is subject to performance-based payment or vesting conditions or if its value depends on share price appreciation.

Our executive compensation is linked strongly to the performance of the business, with a majority of annual target compensation being variable and at-risk. In 2024, 90% of the total target compensation for the CEO was at-risk and 77% of the total target compensation for all other NEOs was at-risk. The following pay mix pie chart graphics illustrate our emphasis on variable, at-risk pay and long-term incentives.

The percentages of target total direct compensation as calculated above are based on the annualized 2024 base salary, the 2024 annual cash incentive compensation opportunity (assuming achievement at the target level), and the grant date fair value of the annual option grants to NEOs. Each compensation element is described in this section and outlined in more detail in the Summary Compensation Table and Grants of Plan-Based Awards table below.

Base Salary

We provide our executive officers with fixed cash compensation in the form of a base salary. In establishing base salaries, the Compensation Committee exercises its judgment and discretion and considers several factors, including the performance of the individual executive officer, the officer’s potential to contribute to our long-term strategic goals, the officer’s role and scope of responsibilities within our Company, individual experience and skills, the officer’s compensation as compared to similarly situated executives at comparable companies in our peer group, competitive market dynamics for the position, and (with respect to other NEOs) the input of our CEO. None of our NEOs is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual base salaries for our NEOs for the positions they held as of December 31, 2024, as compared with their annual base salaries as of December 31, 2023, were as follows:

NEO	2024 Base Salary ($)	2023 Base Salary ($)	% Change
Michael Davidson, M.D.	621,300	569,000	9%
Ian Somaiya (1)	468,000	450,000	4%
John Kastelein, M.D., Ph.D. FESC (2)	486,046	459,346	6%
Juliette Audet (3)	429,672	N/A	N/A
Douglas Kling	500,000	N/A	N/A
(1)
The 2023 Base Salary for Mr. Somaiya represents his annualized compensation. Mr. Somaiya was paid a pro rata amount for the portion of the year he served, which started from October 2023.

(2)
Dr. Kastelein is paid his salary and bonus in Euros. The table above presents Dr. Kastelein’s compensation converted into USD at a rate of $1.0824 per Euro, which was the average exchange rate as published by the European Central Bank for 2024.
(3)
Ms. Audet is paid her salary and bonus in Swiss francs. The table above presents Ms. Audet’s annualized compensation converted into USD at a rate of $1.1337 per Swiss franc, based upon a nine-month average rate during the period from April 1, 2024 through December 31, 2024.

Annual Performance-Based Cash Bonus

The annual cash incentive bonus plan (the “Annual Bonus Plan”) is a cash-based plan that rewards executive officers for the achievement of key short-term objectives. The structure of the Annual Bonus Plan incentivizes executive officers to achieve research, clinical, operational, and organizational results that the Compensation Committee views as critical to the execution of our business strategy.

For the NEOs, the amount of the payout, if any, under the Annual Bonus Plan is based on operational performance as well as individual performance. The Annual Bonus Plan gives considerable weight to achievement of key corporate and individual goals, while providing the Compensation Committee with the ability to exercise its best judgment in determining the overall level of achievement of such goals.

Target Opportunities. The Compensation Committee determines the target cash incentive opportunity available to each NEO by taking the individual’s annual base salary in effect for the year and multiplying it by the individual’s target incentive percentage. Among other factors, the target incentive percentages are determined with reference to the peer group company percentages of salary for the respective positions and the proportion of total direct compensation represented by the annual cash incentive. For 2024, our NEOs had the following annual cash bonus targets:

NEO	2024 Target Annual Bonus Opportunity as a % of Base Salary
Michael Davidson, M.D.	50%
Ian Somaiya	45%
John Kastelein, M.D., Ph.D. FESC	40%
Juliette Audet	40%
Douglas Kling	40%

Corporate Performance Goals. As a pre-commercial biopharmaceutical company, we do not have material revenue or profits at this stage, and our success is measured by achievement of research and development milestones and other key strategic and operational goals.

In evaluating corporate performance, the Compensation Committee considered our achievement against the 2024 corporate goals as follows:

•
Clinical development goals to progress our product candidate (relative weighting 40%, or plus 75% upon achievement of stretch goals);
•
Chemistry, Manufacturing and Controls goals relating to on-time supply for clinical trials and launch readiness (5%);
•
Finance goals of assuring adequate funding for current activities and a reasonable runway (20%);
•
Intellectual Property, Operations and Business Development goals related to patents, trademarks and regulatory requirements, hiring for new key positions, and initiating various business development activities (15%, or plus 25% upon achievement of stretch goals); and
•
Commercial / Medical Affairs goals, including the development and execution of launch plan in multiple markets (20%).

Corporate Performance Goals and Related Payouts. If we do not achieve an objective of corporate performance, there is no corresponding amount to be included in the payout related to that element. If we achieve the objective, the Compensation Committee will authorize a payout of the portion of the overall opportunity allocated to that element; if we exceed the objective by achieving a stretch goal, the Compensation Committee may, in its discretion, authorize a higher payout, but the total payout will not exceed 200% of an executive’s overall target incentive.

2024 Achievement of Corporate Goals. In January 2025, the Compensation Committee met to consider how the Company had performed against corporate performance goals. While the Compensation Committee considered management’s views regarding their 2024 achievements, the Compensation Committee made an independent determination regarding corporate performance, which included consideration of the following:

Clinical Research

In 2024, we announced updated clinical results for the following:

•
In April, we announced that we met the enrollment target for PREVAIL, the Phase 3 clinical trial evaluating obicetrapib in adult patients with a history of ASCVD, whose LDL-C is not adequately controlled, despite being on maximally tolerated lipid-lowering therapy. Driven by strong patient and physician interest globally, we extended enrollment to the end of April and randomized over 9,500 patients.
•
In May, we announced the initiation of REMBRANDT, a Phase 3 clinical trial evaluating obicetrapib and ezetimibe against placebo on coronary atherosclerotic plaque characteristics in adults with or at high-risk for atherosclerotic cardiovascular disease.
•
In July, we announced positive statistically significant results from BROOKLYN, the first of two pivotal Phase 3 trials of obicetrapib. This trial evaluated the efficacy and safety of 10 mg obicetrapib compared to placebo and showed that obicetrapib has a substantial and rapid effect on LDL levels. Obicetrapib was also observed to be well tolerated, with safety results comparable to placebo and no increase in blood pressure.
•
In November, we announced positive topline results from TANDEM, the Phase 3 trial evaluating obicetrapib and ezetimibe fixed-dose combination. These results will support our global regulatory filings for the 10 mg obicetrapib and 10 mg ezetimibe fixed-dose combination in adult patients with HeFH and/or ASCVD or multiple ASCVD risk factors, which will potentially offer a simple, once-daily treatment capable of significantly reducing LDL-C and improve cardiovascular outcomes.
•
In December, we announced positive topline data from a pivotal Phase 3 BROADWAY clinical trial evaluating obicetrapib in patients with atherosclerotic cardiovascular disease and/or heterozygous familial hypercholesterolemia.

Corporate

•
In February, we completed an upsized public offering of 5,871,909 ordinary shares and 4,736,841 pre-funded warrants, generating net proceeds of $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering attracted several new and existing investors.
•
In April, we appointed Juliette Audet as Chief Business Officer.
•
In June, we announced the USPTO issued U.S. Patent No. 12,006,305, titled “Salts of Obicetrapib and Processes for their Manufacture and Intermediates Thereof.” The patent contains claims covering amorphous obicetrapib hemicalcium, the solid form that will be used in the Company’s products and will be listed in the FDA’s “Orange Book” as a drug substance patent, if approved. The issuance of this composition of matter patent provides intellectual property protection for obicetrapib until July 2043.
•
In December, we completed an upsized public offering of 14,667,347 ordinary shares and 4,882,653 pre-funded warrants, generating net proceeds of $453.4 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering attracted several new and existing investors.

Individual Performance. In determining Annual Bonus Plan payouts, the Compensation Committee also evaluated the individual performance of our NEOs. The Compensation Committee views the inclusion of individual performance as an important component of the annual cash bonus plan because it motivates the NEOs for individual performance, even if overall corporate performance is lower. In assessing the individual performance of our NEOs, the Compensation Committee, with the input of our CEO for the non-CEO NEOs, considered each such officer’s individual contributions to the achievement of our 2024 goals, and the officer’s individual performance in helping to execute on our strategic and operating initiatives.

Overall Payouts. Based on the assessment described above, the Compensation Committee recommended, and the Board of Directors determined, that the Company’s corporate performance exceeded the 2024 goals. The Compensation Committee determined an overall 2024 performance level, as determined with reference to both corporate performance and individual performance. The amounts of the annual bonus awards for 2024 were determined as follows:

NEO	Base Salary ($)	Target Annual Bonus %	Target Incentive Amount ($)	Overall Performance %	Payout ($)
Michael Davidson, M.D.	621,300	50%	310,650	160%	497,040
Ian Somaiya	468,000	45%	210,600	175%	368,550
John Kastelein, M.D., Ph.D. FESC (1)	486,046	40%	186,946	175%	327,031
Juliette Audet (2)(3)	424,480	40%	169,792	150%	188,406
Douglas Kling	500,000	40%	200,000	200%	399,974
(1)
The 2024 target incentive and payout amounts for Mr. Kastelein have been converted from Euros to USD at an exchange rate of 1 Euro to $1.0404 USD.
(2)
The 2024 target incentive and payout amounts for Ms. Audet have been converted from Swiss francs to USD at an exchange rate of 1 Swiss franc to $1.1047 USD.
(3)
The payout amount for Ms. Audet is pro rata for the portion of the year that she served, which was the last nine months.

Equity-Based Incentive Awards

The third and largest component of the executive compensation program is long-term equity incentives. The Compensation Committee designed the long-term incentive opportunity for the NEOs to motivate and reward executive officers to achieve multiyear strategic goals and deliver sustained long-term value to shareholders.

We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. Long-term equity incentives also promote retention because executive officers will only receive value if they remain employed by us over the required term.

Grants to our NEOs and other employees are made at the discretion of the Compensation Committee and are generally made upon commencement of employment, promotion or annually during the first quarter of each year. We believe that our equity awards are an important retention tool for our executive officers, as well as for our other employees.

We have used stock option grants as our primary equity vehicle because we believe that they are an effective means by which to align the long-term interests of our executive officers with those of our shareholders. Among companies that are similar to ours in terms of stage of development, options are very common as the form of equity awards. Share options can motivate stock price appreciation over the long term because they deliver value only if the stock price increases. The use of share options also can provide tax and other advantages to our executive officers relative to other forms of equity compensation.

In determining the number of options to be granted to an NEO, the Compensation Committee takes into account equally both the range of long-term incentive award values granted to executive officers at the companies in the peer group and the range of grant size as a percent of the companies in the peer group.

The annual option incentive awards granted to our NEOs are set forth in the table below:

NEO	Share Options (#)	Share Options ($)(1)
Michael Davidson, M.D.	1,039,939	5,347,060
Ian Somaiya	80,000	411,337
John Kastelein, M.D., Ph.D. FESC	500,000	2,570,852
Juliette Audet	250,000	2,602,746
Douglas Kling	323,771	1,664,729
(1)
The amounts reflect the grand date fair value of the options granted.

The exercise price of all share option awards to NEOs is equal to the closing price of our shares on the date of the grant, and all share options granted in 2024 have a ten-year term. The options are subject to time-based vesting, with 25% of the total number of shares underlying the award vesting on the first anniversary of the date of grant and thereafter in equal monthly installments for 36 months, subject to the applicable NEO's continued service through each such vesting date.

Additional Elements of Compensation

Employee Benefits

Our NEOs are eligible to participate in all our employee benefit plans, such as medical, dental, vision, group life, short and long-term disability and our 401(k) plan for U.S. employees, in each case on the same basis as other employees, subject to applicable laws. Under our 401(k) plan, the Company currently makes matching contributions of 100% of the first 3% and then 50% of the next 2% of employee contributions. We believe these benefits are important to attracting and retaining experienced employees, including our executives.

Ms. Audet resides in Switzerland and is employed by the Company in Switzerland. In 2024, the Company made contributions to Ms. Audet’s statutory Swiss pension plan account in accordance with Swiss law.

Perquisites

We do not provide material perquisites to our executive officers.

Severance and Change in Control Arrangements

We have entered into employment agreements with all our NEOs that provide for at-will employment without any specific term. Each of the agreements sets forth the NEO’s severance benefits payable upon a qualifying termination of employment or change in control of the Company. The “Potential Payments Upon Termination or Change in Control” section below describes and quantifies the severance and other benefits potentially payable to the NEOs in further detail.

These agreements provide for a combination of a cash severance payment, continued health benefits and acceleration of vesting on outstanding equity awards in specified circumstances. Acceleration of vesting is subject to a “double trigger” arrangement, meaning that vesting acceleration occurs only in the event of a change in control of the Company in connection with or followed by a termination of employment without cause by us, or with good reason by the NEO.

Given the industry in which we participate and the range of strategic initiatives that we may explore, we believe reasonable and competitive severance and change-in-control payment and benefit arrangements are an essential element of our executive compensation package and assist us in recruiting and retaining a talented executive team. We also believe such payments and benefits are in the best interests of our shareholders because they incentivize senior executives to continue to strive to achieve shareholder value in connection with change-in-control situations, particularly where the possibility of a change-in-control and the related uncertainty may lead to the departure or distraction of senior executives to the detriment of our Company and our shareholders.

We do not provide any excise tax gross ups in connection with severance paid upon termination without cause or relating to a change-in-control transaction. All change-in-control cash payments are structured to be on a “double-trigger” basis, requiring a termination without cause by us, or with good reason by the NEO, in connection with the change-in-control transaction.

Additional Compensation Policies and Practices

Clawback Policy

In 2023, the Compensation Committee of our Board adopted our Incentive Compensation Recoupment Policy (the “Clawback Policy”), designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, which provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The policy applies to our current and former executive officers. Compensation that is granted, earned or vested based wholly or in part upon attainment of a Financial Reporting Measure (as defined in the Clawback Policy) that is determined to have been paid erroneously given the restatement is subject to recoupment.

Equity Granting Practices

The Compensation Committee does not grant stock options or similar equity awards during periods in which there is material nonpublic information about our Company, including (1) outside a “trading window” established in connection with the public release of quarterly results information or (2) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards. Stock options may occasionally be awarded on an off-cycle basis, including to new hires. The Company has not timed the disclosure of material nonpublic information to affect the value of executive compensation.

Anti-Hedging and Anti-Pledging Policies

We have a policy that prohibits our executive officers, directors and other employees from engaging in short sales, transactions in put or call options, or other inherently speculative transactions with respect to our shares. In addition, our insider trading policy prohibits pledging Company securities as collateral for a loan or ownership of Company securities in a margin account. Any violation of these policies may result in disciplinary action, including dismissal for cause.

Tax Considerations; Section 162(m)

When reviewing compensation matters, the Compensation Committee considers the anticipated tax consequences to us (and, when relevant, to our executive officers) of the various payments under our compensation programs. Section 162(m) of the Code generally disallows a tax deduction for any publicly held corporation for individual compensation of more than $1.0 million to certain executive officers in any taxable year. The Compensation Committee may provide compensation to executive officers that may not be tax deductible if it believes that providing that compensation is in the best interests of our Company and its shareholders.

Accounting Policies for Stock-Priced Compensation

We follow the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“ASC 718”) for our stock-based compensation awards. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of share options under our equity incentive award plans are accounted for under ASC 718. Our Board or Compensation Committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

Report of the Compensation Committee on Executive Compensation

This Compensation Committee Report shall not be deemed to be incorporated by reference into any filing made by the Company under the Securities Act or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this Annual Report by reference, except to the extent the Company incorporates such Report by specific reference.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the management of the Company. Based on this review and these discussions, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K and the Company’s proxy statement.

The preceding report has been furnished by the following members of the Compensation Committee:

Louis Lange, M.D., Ph.D. – Chair

William Lewis, J.D., M.B.A.

Mark McKenna

Executive Compensation Tables

Summary Compensation Table

The following table sets forth information required under SEC rules concerning the compensation paid to our NEOs in respect of fiscal years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Michael Davidson, M.D.	2024	621,300		5,347,060	497,040	3,897	6,469,297
Chief Executive Officer	2023	569,000	313,000	4,923,558			5,805,558
Ian Somaiya	2024	468,000		411,337	368,550	4,688	1,252,575
Chief Financial Officer	2023	90,576	40,000	3,422,493			3,553,069
John Kastelein, M.D., Ph.D. FESC	2024	486,046		2,570,852	327,031		3,383,929
Chief Scientific Officer	2023	459,346	218,412	2,300,813			2,978,571
Juliette Audet (5)	2024	322,254		2,602,746	188,406	25,068	3,138,474
Chief Business Officer	2023
Douglas Kling	2024	499,968		1,664,729	399,974	13,800	2,578,471
Chief Operating Officer	2023

(1)
The U.S. dollar amount reported for 2024 for Dr. Kastelein from Euros (“EUR”) using the 2024 average exchange rate of $1.0824 per EUR. The U.S. dollar amount reported for 2024 for Ms. Audet were converted from Swiss Francs ("CHF") using the average exchange rate of $1.1337 per CHF during the 9-month period starting April 1, 2024, through December 31, 2024.
(2)
Represents the aggregate fair value of awards on the date they were granted in accordance with ASC Topic 718. See the Notes to the Consolidated Financial Statements included herein for the assumptions used to calculate grant date fair value.
(3)
The amounts reported are comprised of amounts paid in respect of our annual performance-based cash bonus plan, as determined by the Compensation Committee. Payments pursuant to the plan are generally made early in the year following the year in which they are earned. The U.S. dollar amount reported for 2024 for Ms. Audet were converted from CHF using the average exchange rate of $1.1337 per CHF during the 9-month period starting April 1, 2024, through December 31, 2024.
(4)
The amounts reported in this column represent the amount of fees Dr. Davidson received for service on the Board of Directors in 2024, the amounts of Company contributions under our 401(k) plan for Messrs. Somaiya and Kling, and the Company pension contribution for Ms. Audet. The Company pension contribution for Ms. Audet was converted from CHF to U.S. dollars using the average exchange rate of $1.1337 per CHF during the 9-month period starting April 1, 2024, through December 31, 2024.
(5)
Ms. Audet joined the Company as Chief Business Officer in April 2024. Her compensation included in the table above represents her pro-rata base salary and bonus and her initial equity award.

Grants of Plan Based Awards

The following table sets forth certain information regarding grants of plan-based awards to our NEOs during the year ended December 31, 2024:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Option Awards: Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Threshold ($)	Target ($)	Maximum ($)
Michael Davidson, M.D.	—	310,650	621,300	1,039,939	11.17	5,347,060
Ian Somaiya	—	210,600	421,200	80,000	11.17	411,337
John Kastelein, M.D., Ph.D. FESC	—	194,418	388,837	500,000	11.17	2,570,852
Juliette Audet	—	171,869	343,738	250,000	21.37	2,602,746
Douglas Kling	—	200,000	400,000	323,771	11.17	1,664,729
(1)
The amounts disclosed in these columns reflect the threshold, target and maximum annual cash incentive opportunities of our NEOs. The amounts of the annual cash incentive opportunities are set based on a percentage of the base salary for the calendar year by each NEO. Below or at threshold performance results in 0% payout. See “Compensation Discussion and Analysis—Compensation Program Components—Annual Performance-Based Cash Bonus” for a detailed description of our annual cash incentive plan, including the criteria for determining the amounts payable. Actual annual cash incentive plan results are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. The maximum payout is 200% of target.
(2)
Amounts disclosed in this column reflect the number of shares underlying share option awards granted to our NEOs. The exercise price of all share option grants to NEOs is equal to the closing price of our shares on the date of the grant, and all share options granted in 2024 have a ten-year term. The options are subject to time-based vesting, with 25% of the total number of shares underlying the award vesting on the first anniversary of the date of grant and thereafter in equal monthly installments for 36 months, subject to the applicable NEO's continued service through each such vesting date.

Outstanding Equity Awards at Fiscal Year-End Table

The table below reflects outstanding equity awards held by our NEOs as of December 31, 2024.

			Number of Securities Underlying Unexercised Options
Name	Grant Date		Exercisable (#)	Unexercisable (#)	Option Exercise Price	Option Expiration Date
Michael Davidson, M.D.	11/22/2022	(1)(2)	989,267		1.21	7/6/2031
	11/22/2022	(2)	1,271,125	1,169,413	10.00	11/22/2032
	1/1/2023	(2)	489,463	532,022	10.90	1/1/2033
	1/1/2024	(2)		1,039,939	11.17	1/1/2034
Ian Somaiya	11/1/2023	(2)	240,536	584,161	9.26	11/1/2033
	1/1/2024	(2)		80,000	11.17	1/1/2034
John Kastelein, M.D., Ph.D. FESC	11/22/2022	(1)(2)	970,229		1.21	7/6/2031
	11/22/2022	(2)	506,125	465,601	10.00	11/22/2032
	1/1/2023	(2)	228,732	248,615	10.90	1/1/2033
	1/1/2024	(2)		500,000	11.17	1/1/2034
Juliette Audet	4/1/2024	(2)		250,000	21.37	4/1/2034
Douglas Kling	11/22/2022	(1)(2)	407,138	19,007	1.21	7/6/2031
	11/22/2022	(2)	345,225	317,593	10.00	11/22/2032
	1/1/2023	(2)	138,589	144,624	10.90	1/1/2033
	1/1/2023	(3)		5,996	10.90	1/1/2033
	1/1/2024	(2)		323,771	11.17	1/1/2034

(1)
The exercise price of the option is Euro 1.16392 and has been converted into USD in the table above at a rate of $1.0389 per Euro, which was the exchange rate as of December 31, 2024 as published by European Central Bank.
(2)
One-fourth of the shares subject to the option vested on the one-year anniversary of the vesting start date, and the remaining vest in 36 substantially equal monthly installments thereafter.
(3)
All shares subject to the option vest on the fourth anniversary of the vesting start date.

Option Exercises and Stock Vested Table

The following table sets forth information concerning options exercised by our NEOs during the fiscal year ended December 31, 2024. No stock awards held by our NEOs vested in 2024.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)
John Kastelein, M.D., Ph.D. FESC	201,673	4,094,829
(1)
The amounts shown in this column represent the number of shares underlying the stock options exercised during 2024.
(2)
The amounts shown in this column reflect the value realized upon exercise of stock options, as calculated based on the price of our shares on the exercise date less the exercise price, multiplied by the number of shares underlying the stock options exercised.

Potential Payments Upon Termination or Change-in-Control

We have entered into employment agreements with each of our NEOs. These agreements set forth the initial terms and conditions of each executive’s employment with us, including base salary, target annual bonus opportunity, standard employee benefit plan participation, and for all NEOs, severance benefits upon a qualifying termination of employment or change-in-control of the Company.

Employment Agreement with Michael Davidson, M.D.

We entered into an employment agreement with Dr. Davidson, our Chief Executive Officer, on January 25, 2023 (the “Davidson Agreement”). Pursuant to the Davidson Agreement, in the event Dr. Davidson’s employment is terminated by the Company without Cause (as defined in the Davidson Agreement) or by him for Good Reason (as defined in the Davidson Agreement), we would be required, subject to customary conditions, to pay Dr. Davidson, in addition to certain Accrued Obligations (as defined in the Davidson Agreement), an amount equal to 12 months of his base salary, any bonus earned or payable and a pro-rated bonus for the calendar year in which the termination occurred, and premium reimbursement equal to the monthly employer contribution that the Company would have made to provide health coverage under the Consolidated Omnibus Budget Reconciliation Act for a maximum of 12 months (“COBRA Premium Reimbursement”). Dr. Davidson will receive only the Accrued Obligations and not be eligible for further compensation if his employment ends for reasons other than termination by the Company without Cause or termination by him for Good Reason.

In the event Dr. Davidson’s employment is terminated by the Company without Cause or by Dr. Davidson for Good Reason (if termination is requested by a third party) within three months prior to a Change-in-Control (as defined in the Davidson Agreement) or during the 12 months following such Change-in-Control, Dr. Davidson will be entitled to receive the severance payments and benefits described above. In addition, all of Dr. Davidson’s time-based stock options and equity awards will accelerate, becoming fully exercisable and nonforfeitable as of the termination date and the exercise period for certain vested options will be extended.

Dr. Davidson is entitled to a base salary and annual performance bonus in cash targeted at 50% of his base salary, at our discretion and subject to Dr. Davidson's continued employment through the payment date of such bonus. Dr. Davidson is eligible to participate in our equity incentive plans, including the Company’s LTIP, and other employee benefits and insurance programs generally made available to our full-time U.S.-based executives. Dr. Davidson is also party to a Confidentiality and Assignment of Inventions Agreement, which includes certain customary non-competition, non-solicitation, confidentiality and assignment of inventions obligations in favor of the Company.

Employment Agreement with Ian Somaiya

We entered into an employment agreement with Mr. Somaiya, our Chief Financial Officer, dated October 6, 2023 (the “Somaiya Agreement”). Pursuant to the Somaiya Agreement, in the event Mr. Somaiya’s employment is terminated by the Company without Cause (as defined in the Somaiya Agreement) or by him for Good Reason (as defined in the Somaiya Agreement), we would be required, subject to customary conditions, to pay Mr. Somaiya, in addition to certain Accrued Obligations (as defined in the Somaiya Agreement), an amount equal to 12 months of his base salary, any bonus earned or payable and a prorated bonus for the calendar year in which the termination occurred, and COBRA Premium Reimbursement. Mr. Somaiya will receive only the Accrued Obligations and not be eligible for further compensation if his employment ends for reasons other than termination by the Company without Cause or termination by him for Good Reason.

In the event Mr. Somaiya’s employment is terminated by the Company without Cause or by Mr. Somaiya for Good Reason (if termination is requested by a third party) within three months prior to a Change-in-Control (as defined in the Somaiya Agreement) or during the 12 months following such Change-in-Control, Mr. Somaiya will be entitled to receive the severance payments and benefits described above. In addition, all of Mr. Somaiya’s time-based stock options and equity awards will accelerate, becoming fully exercisable and nonforfeitable as of the termination date and the exercise period for certain vested options will be extended.

Mr. Somaiya is entitled to a base salary and annual performance bonus in cash targeted at 45% of his base salary, at our discretion and subject to Mr. Somaiya's continued employment through the payment date of such bonus. Mr. Somaiya is eligible to participate in our equity incentive plans, including the Company’s LTIP, and other employee benefits and insurance programs generally made available to our full-time U.S.-based executives. Mr. Somaiya is also party to a Confidentiality and Assignment of Inventions Agreement, which includes certain customary non-competition, non-solicitation, confidentiality and assignment of inventions obligations in favor of the Company.

Employment Agreement with John Kastelein, M.D., Ph.D FESC

We entered into an employment agreement with Dr. Kastelein, our Chief Scientific Officer, dated November 18, 2022 (the “Kastelein Agreement”). Pursuant to the Kastelein Agreement, in the event Dr. Kastelein’s employment is terminated by the Company without Cause (as defined in the Kastelein Agreement), we would be required, subject to customary conditions, to pay Dr. Kastelein an amount equal to 12 months of his base salary.

Dr. Kastelein is entitled to a base salary and annual performance bonus in cash targeted at 40% of his base salary, at our discretion and subject to Dr. Kastelein's continued employment through the payment date of such bonus. Dr. Kastelein is eligible to participate in our equity incentive plans, including the LTIP, and other employee benefits and insurance programs offered by us. Dr. Kastelein is also party to a Confidentiality and Assignment of Inventions Agreement, which includes certain customary non-competition, non-solicitation, confidentiality and assignment of inventions obligations in favor of the Company.

Employment Agreement with Douglas Kling

We entered into an employment agreement with Mr. Kling, our Chief Operating Officer, dated January 24, 2023 (the “Kling Agreement”). Pursuant to the Kling Agreement, in the event Mr. Kling’s employment is terminated by the Company without Cause (as defined in the Kling Agreement) or by him for Good Reason (as defined in the Kling Agreement), we would be required, subject to customary conditions, to pay Mr. Kling, in addition to certain Accrued Obligations (as defined in the Kling Agreement), an amount equal to 12 months of his base salary, any bonus earned or payable and a prorated bonus for the calendar year in which the termination occurred, and COBRA Premium Reimbursement. Mr. Kling will receive only the Accrued Obligations and not be eligible for further compensation if his employment ends for reasons other than termination by the Company without Cause or termination by him for Good Reason.

In the event Mr. Kling’s employment is terminated by the Company without Cause or by Mr. Kling for Good Reason (if termination is requested by a third party) within three months prior to a Change-in-Control (as defined in the Somaiya Agreement) or during the 12 months following such Change-in-Control, Mr. Kling will be entitled to receive the severance payments and benefits described above. In addition, all of Mr. Kling’s time-based stock options and equity awards will accelerate, becoming fully exercisable and nonforfeitable as of the termination date and the exercise period for certain vested options will be extended.

Mr. Kling is entitled to a base salary and annual performance bonus in cash targeted at 40% of his base salary, at our discretion and subject to Mr. Kling's continued employment through the payment date of such bonus. Mr. Kling is eligible to participate in our equity incentive plans, including the Company’s LTIP, and other employee benefits and insurance programs generally made available to our full-time U.S.-based executives. Mr. Kling is also party to a Confidentiality and Assignment of Inventions Agreement, which includes certain customary non-competition, non-solicitation, confidentiality and assignment of inventions obligations in favor of the Company.

Employment Agreement with Juliette Audet

In connection with Ms. Audet’s employment with the Company as our Chief Business Officer, Ms. Audet entered into an employment agreement with Globalization Partners Switzerland SA, a labor leasing company, in her country of residence, dated March 21, 2024, which sets forth terms relating to her employment with us (the “Audet Employment Agreement”). Pursuant to the Audet Employment Agreement, Ms. Audet is entitled to a base salary and an annual bonus and is eligible to participate in our equity incentive plans, including the LTIP, and other employee benefits and insurance programs offered by us.

The Company also entered into a separate letter agreement with Ms. Audet that has additional provisions with respect to her eligibility for certain severance benefits (the “Audet Letter Agreement”). Under the Audet Letter Agreement, if Ms. Audet’s employment is terminated by us without Cause or by her for Good Reason (each as defined in the Audet Letter Agreement), we would be obligated to pay her a severance amount equal to 12 months of her base salary, any bonus earned or payable and a pro rata bonus for the calendar year in which the termination occurred. If Ms. Audet's employment is terminated by us without Cause or by her for Good Reason (if termination is requested by a third party) within three months prior to a Change-in-Control (as defined in the Audet Letter Agreement) or during the 12 months following such Change-in-Control, she will be entitled to receive the severance payments and benefits described above. In addition, all of Ms. Audet's time-based stock options and equity awards will accelerate, becoming fully exercisable and nonforfeitable as of the termination date, and the exercise period for certain vested options will be extended.

The table below provides the potential payments and benefits to which our NEOs would be entitled, assuming their employment was terminated as of December 31, 2024, including in connection with a change in control, based on the termination benefits in effect as of December 31, 2024.

Name and Principal Position		Compensation Component	Involuntary or Good Reason Termination without a Change-in-Control ($)	Involuntary or Good Reason Termination in Connection with a Change-in-Control ($)
Michael Davidson, M.D.	(1)	Cash Severance	931,950	931,950
		Long-term Incentives	—	41,344,023
		Benefits and Perquisites	23,871	23,871
		Total:	955,821	42,299,844
Ian Somaiya	(1)	Cash Severance	678,600	678,600
		Long-term Incentives	—	10,766,007
		Benefits and Perquisites	35,711	35,711
		Total:	714,311	11,480,318
John Kastelein, M.D., Ph.D. FESC	(2)	Cash Severance	486,046	486,046
		Long-term Incentives	—	—
		Benefits and Perquisites	—	—
		Total:	486,046	486,046
Juliette Audet	(3)	Cash Severance	601,541	601,541
		Long-term Incentives	—	1,082,500
		Benefits and Perquisites	—	—
		Total:	601,541	1,684,041
Douglas Kling	(1)	Cash Severance	700,000	700,000
		Long-term Incentives	—	12,385,275
		Benefits and Perquisites	35,711	35,711
		Total:	735,711	13,120,986
(1)
Under the employment agreements between us and Dr. Davidson, Mr. Somaiya and Mr. Kling, respectively, if their employment is terminated by us without Cause or by them for Good Reason, we would be obligated to pay them an severance amount equal to 12 months of their base salary, any bonus earned or payable and a prorated bonus for the calendar year in which the termination occurred, and premium reimbursement equal to the monthly employer contribution that we would have made to provide health coverage under the Consolidated Omnibus Budget Reconciliation Act for a maximum of 12 months. If their employment is terminated by us without Cause or by them for Good Reason (if termination is requested by a third party) within three months prior to a Change-in-Control or during the 12 months following such Change-in-Control, they will be entitled to receive the severance payments and benefits described above. In addition, all of their time-based stock options and equity awards will accelerate, becoming fully exercisable and nonforfeitable as of the termination date and the exercise period for certain vested options will be extended.
(2)
Under the employment agreement between us and Dr. Kastelein, if his employment is terminated by us without Cause, we would be obligated to pay him a severance amount equal to 12 months of his base salary.
(3)
Under the Audet Letter Agreement, if Ms. Audet’s employment is terminated by us without Cause or by her for Good Reason, we would be obligated to pay her a severance amount equal to 12 months of her base salary, any bonus earned or payable and a pro rata bonus for the calendar year in which the termination occurred. If Ms. Audet's employment is terminated by us without Cause or by her for Good Reason (if termination is requested by a third party) within three months prior to a Change-in-Control or during the 12 months following such Change-in-Control, she will be entitled to receive the severance payments and benefits described above. In addition, all of Ms. Audet's time-based stock options and equity awards will accelerate, becoming fully exercisable and nonforfeitable as of the termination date and the exercise period for certain vested options will be extended.

Equity Incentive Plans

LTIP

We have established our LTIP, under which we may grant options, restricted shares, restricted share units, share appreciation rights and other equity and equity-based awards. As of December 31, 2024, the total number of Ordinary Shares underlying awards granted under the LTIP (other than awards granted as Earnout RSUs in accordance with the Business Combination Agreements or as replacement awards in connection with a merger or business combination) will not exceed 17,772,578; provided that the number of Ordinary Shares reserved for grant under the LTIP will increase annually on January 1 of each calendar year by 5% of the-then issued and outstanding Ordinary Shares or such lower number as may be determined by the Board of Directors.

The LTIP is administered by the Board of Directors and the Compensation Committee. The Board of Directors has delegated authority to grant awards under the LTIP to the Compensation Committee for awards to eligible participants not then serving on the Compensation Committee. The Board of Directors has also delegated the authority to grant awards under the LTIP to non-executive officers to Dr. Davidson who will determine when to grant equity awards and the terms of such awards. We may grant awards under the LTIP to our directors, employees, consultants or other advisors. The Board of Directors or the Compensation Committee may condition awards under the LTIP upon the achievement or satisfaction of performance criteria and/or continued service with the Company and determines the vesting conditions for awards under the LTIP. The LTIP includes provisions for good leavers and bad leavers as well as for change-in-control.

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

The Rollover Plan is administered by the Board of Directors and the Compensation Committee. The Rollover Plan includes provisions applicable in the event of a change-in-control.

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

The Supplementary LTIP is administered by the Board of Directors and the Compensation Committee. The Board of Directors has delegated authority to grant awards under the Supplementary LTIP to the Compensation Committee for awards to anyone not then serving on the Compensation Committee. The Board of Directors has also delegated the authority to grant awards under the Supplementary LTIP to non-executive officers to Dr. Davidson, who will determine when to grant equity awards and the terms of such awards. The awards issued under the Supplementary LTIP will have terms substantially similar to those issued under the LTIP. The Supplementary LTIP includes provisions applicable in the event of a change-in-control.

Inducement Plan

We have also established our inducement plan (the “Inducement Plan”), under which we may grant options, restricted shares, restricted share units, share appreciation rights and other equity-based awards to our newly-hired (or newly-hired, after a bona fide period of non-employment) employees (but not directors). The total number of Ordinary Shares underlying awards that may be granted under the Inducement Plan will not exceed 1,500,000.

The Inducement Plan is administered exclusively by the Compensation Committee. The Inducement Plan includes provisions applicable in the event of a change-in-control.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Louis Lange, M.D., Ph.D., William H. Lewis and Mark C. McKenna. All members of the compensation committee are independent directors, and none of our executive officers or former executive officers served on the compensation committee or on the board of any company that employed any member of the compensation committee or the Board of Directors during the year ended December 31, 2024.

Director Compensation

Director Compensation

The Board of Directors and the Compensation Committee determine the compensation of individual directors in accordance with our compensation policy to the extent applicable. All non-employee directors are paid an annual retainer of $43,000. Non-employee directors may receive further compensation ranging from $5,000 to $20,000 for serving as chair or member of committees (i.e., Audit Committee or Compensation Committee). We have also granted and expect to continue granting certain non-employee directors, other than those affiliated with our significant shareholders, options to purchase Ordinary Shares as compensation for their service on the Board of Directors.

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

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on the Board of Directors by our non-employee directors during the year ended December 31, 2024. We reimburse members of the Board of Directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board of Directors and committee meetings.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Non-Employee Directors
William H. Lewis, J.D., M.B.A.	105,500	555,345	—	660,845
Mark C. McKenna (2)	26,250	661,252	—	687,502
Juliette Audet (2)	10,000	—	—	10,000
Nicholas Downing, M.D.	44,000	—	—	44,000
Wouter Joustra (2)	20,000	—	—	20,000
Louis Lange, M.D., Ph.D.	57,750	51,417	—	109,167
Sander Slootweg (2)	20,000	—	—	20,000
John W. Smither	57,500	51,417	—	108,917
James N. Topper, M.D., Ph.D.	40,000	—	—	40,000
Janneke van der Kamp	46,375	51,417	—	97,792

(1) The amounts reported in these columns reflect the aggregate grant date fair value of the stock options granted to our directors as computed in accordance with ASC 718. See Note 8 to the Consolidated Financial Statements in this Annual Report for a discussion of assumptions made by us in determining the aggregate grant date fair value of our option awards and stock awards. Note that the amounts reported in these columns do not reflect the actual economic value that may be realized by the directors.

(2) Juliette Audet and Sander Slootweg resigned as members of the Board of Directors effective April 1, 2024 and July 1, 2024, respectively. Mark McKenna and Wouter Joustra joined the Board of Directors effective July 16, 2024.

The following table provides information regarding the aggregate number of shares underlying option awards granted to our non-employee directors that were outstanding as of December 31, 2024:

Name	Option Awards (#)
William H. Lewis, J.D., M.B.A.	100,000
Mark C. McKenna	72,500
Louis Lange, M.D., Ph.D.	237,769
John W. Smither	28,600
Janneke van der Kamp	28,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

Our LTIP and Rollover Plan are our only equity compensation plans approved by our shareholders. The Supplementary LTIP and the Inducement Plan were approved by the Board of Directors but were not approved by our shareholders. The following table sets forth certain information as of December 31, 2024 with respect to our LTIP, Rollover Plan, Supplementary LTIP and Inducement Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:	17,308,526	$9.46	315,414
LTIP (1)	16,070,224	$10.10	315,414
Rollover Plan	1,238,302	$1.2092 (3)	-
Equity compensation plans not approved by shareholders:	1,720,530	15.84	789,419
Supplementary LTIP (2)	958,730	$13.63	51,219
Inducement Plan	761,800	$18.62	738,200
Total:	19,029,056	$10.04	1,104,833
(1)
The number of Ordinary Shares reserved for grant under the LTIP will increase annually on January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Board of Directors.
(2)
See the section titled “Executive Compensation—Equity Incentive Plans” and Note 10 to the Consolidated Financial Statements included in this Annual Report for a brief description of the terms of the Supplementary LTIP.
(3)
The exercise price of the options included in the Rollover Plan is Euro 1.16392 and has been converted into USD in the table above at a rate of $1.0389 per Euro, which was the exchange rate as of December 31, 2024 as published by European Central Bank.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the actual beneficial ownership of Ordinary Shares as of February 18, 2025, by:

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

The beneficial ownership of Ordinary Shares is based on 109,817,812 Ordinary Shares issued and outstanding, as of February 18, 2025. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. To our knowledge, no Ordinary Shares beneficially owned by any executive officer, director or director nominee have been pledged as security. None of our shareholders has different voting rights from other shareholders.

	Number of Shares Beneficially Owned	Percentage of Ordinary Shares Beneficially Owned (%)
Name of Beneficial Owner	Shares	%
Named Executive Officers, Directors and Director Nominees
Michael Davidson, M.D. (1)	4,216,060	3.72%
Ian Somaiya (2)	272,385	*
John Kastelein, M.D., Ph.D. FESC (3)	1,961,852	1.76%
Douglas Kling (4)	782,515	*
Juliette Audet (5)	1,104	*
Nicholas Downing, M.D. (6)	—	—
Louis Lange, M.D., Ph.D. (7)	235,699	*
William H. Lewis, J.D., M.B.A. (8)	31,252	*
John W. Smither (9)	13,597	*
James N. Topper, M.D., Ph.D.(10)	16,416,751	14.88%
Janneke van der Kamp (11)	12,127	*
Mark McKenna	—	—
Wouter Joustra (12)	—	—

All executive officers and directors as a group (15 persons)	24,943,411	21.14%
	Number of Shares Beneficially Owned	Percentage of Ordinary Shares Beneficially Owned (%)
Name of Beneficial Owner	Shares	%
Other 5% Shareholders
Entities affiliated with Forbion (13)	10,656,172	9.70%
Frazier Lifesciences Sponsor LLC and affiliates (14)	16,416,751	14.88%
Entities affiliated with Bain Capital Life Sciences Investors, LLC (15)	11,143,891	9.99%
RA Capital Healthcare Fund, L.P. (16)	8,397,333	7.62%
Viking Global Investors LP (17)	8,024,565	7.31%

* Indicates beneficial ownership of less than 1% of total outstanding Ordinary Shares.

(1)
Consists of (i) 209,784 Ordinary Shares, (ii) options to purchase 3,312,497 Ordinary Shares, exercisable within 60 days of February 18, 2025, (iii) Warrants to purchase 85,000 Ordinary Shares, exercisable within 60 days of February 16, 2024 and (iv) 608,779 Ordinary Shares subject to forfeiture underlying depositary receipts issued by Stichting Administratiekantoor EPNAP (“STAK EPNAP”). STAK EPNAP has sole voting and investment power over the securities described in (iv) while underlying the depositary receipts and are presented here because the depositary receipts can be cancelled by the board of directors of STAK EPNAP at any time as a consequence of which the shareholder will become the beneficial owner of the securities underlying the depositary receipts.

(2)
Consists of options to purchase 272,385 Ordinary Shares, exercisable within 60 days of February 18, 2025.

(3)
Consists of (i) options to purchase 970,229 Ordinary Shares held by Futurum B.V. through PoolCo and (ii) options to purchase 991,623 Ordinary Shares held by Dr. Kastelein directly, each exercisable within 60 days of February 18, 2025.

(4)
Consists of options to purchase 782,515 Ordinary Shares, exercisable within 60 days of February 18, 2025.

(5)
Consists of 1,104 Ordinary Shares.

(6)
Does not include Ordinary Shares held by the Bain Capital Life Sciences Entities (as defined below). Dr. Downing serves as a Managing Director of Bain Capital Life Sciences Investors, LLC.

(7)
Consists of (i) 24,878 Ordinary Shares (ii) Warrants to purchase 44,619 Ordinary Shares, exercisable within 60 days of February 18, 2025 and (iii) options to purchase 166,202 Ordinary Shares, exercisable within 60 days of February 18, 2025.

(8)
Consists of options to purchase 31,252 Ordinary Shares, exercisable within 60 days of February 18, 2025.

(9)
Consists of options to purchase 13,597 Ordinary Shares, exercisable within 60 days of February 18, 2025.

(10)
Consists of the shares described in Note 14. Dr. Topper disclaims beneficial ownership of the shares referenced in Note 14, except to the extent of his pecuniary interest therein, if any.

(11)
Consists of options to purchase 12,127 Ordinary Shares, exercisable within 60 days of February 18, 2025.

(12)
See Note 13. Mr. Joustra is a member of the Board of Directors and is a partner of Forbion Growth Management B.V. (“Growth Management”) and a member of the investment committee of Growth Management, but does not have beneficial ownership of the securities referenced in Note 13.

(13)
Consists of (i) 5,976,287 Ordinary Shares beneficially owned by Forbion Capital Fund IV Coöperatief U.A. (“Forbion IV”) through ForGrowth NAP B.V. (“ForGrowth”) that are held directly by NAP PoolCo B.V. (“PoolCo”), (ii) 4,027,712 Ordinary Shares beneficially owned by Forbion Growth Opportunities Fund I Coöperatief U.A. (“Forbion Growth”) through ForGrowth that are held directly by PoolCo and (iii) 652,173 Ordinary Shares held directly by ForGrowth. ForGrowth is a joint-investment vehicle wholly owned by Forbion IV and Forbion Growth. PoolCo is a Dutch limited liability company that holds Ordinary Shares on behalf of its shareholders. The governing documents of PoolCo vest voting and investment control over the Ordinary Shares held by PoolCo in PoolCo’s shareholders and, as a result, PoolCo disclaims beneficial ownership of such Ordinary Shares. The information herein is based solely on the Form 4 filed by the holders on January 2, 2025. The address for the Forbion entities is Gooimeer 2-35, 1411 DC Naarden, the Netherlands.

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

Growth Management may be deemed to have voting and dispositive power over the Ordinary Shares beneficially owned by Forbion Growth. Investment decisions with respect to the Ordinary Shares held by Forbion Growth are made by its investment committee which may delegate such powers to the authorized representatives of Growth Management. Mssrs. Slootweg, van Osch, Mulder, van Houten, van Deventer, Reithinger, Kersten, Joustra, Bos en Lüneborg and Boorsma are partners of Growth Management, which is the director of and acts as the investment advisor to Forbion Growth.

(14)
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

Also included in the total number are (i) 3,008,429 Ordinary Shares and Warrants to purchase 333,333 Ordinary Shares held by FLS X, (ii) 1,131,077 Ordinary Shares held by Frazier Life Sciences XI, L.P. (“FLS XI”), (iii) 5,134,071 Ordinary Shares held by Frazier Life Sciences Public Fund, L.P. (“FLSPF”) and (iv) 2,841,841 Ordinary Shares held by Frazier Life Sciences Overage Fund, L.P. (“FLSOF”). FHMLS XI, L.P. is the general partner of FLS XI and FHMLS XI, L.L.C. is the general partner of FHMLS XI, L.P. Patrick J. Heron, Dan Estes and James N. Topper are the members of FHMLS XI, L.L.C. and managers of each of FLS XI, FHMLS XI, L.P. and FHMLS XI, L.L.C. FHMLSP, L.P. is the general partner of FLSPF and FHMLSP, L.L.C. is the general partner of FHMLSP, L.P. Patrick J. Heron, James N. Topper, Albert Cha and James Brush are the members of FHMLSP, L.L.C. and managers of each of FLSPF, FHMLSP, L.P. and FHMLSP, L.L.C. FHMLSP Overage, L.P., is the general partner of FLSOF and FHMLSP Overage, L.L.C. is the general partner of FHMLSP Overage, L.P. Patrick J. Heron, James N. Topper, Albert Cha and James Brush are the members of FHMLSP Overage, L.L.C. and managers of each of FLSOF, FHMLSP Overage, L.P. and FHMLSP Overage, L.L.C. The information herein is based on the Schedule 13D/A filed by Sponsor, FLS X, FLS XI, FLSPF, FLSOF, FHMLS X, L.P., FHMLS X, L.L.C., FHMLS XI, L.P., FHMLS XI, L.L.C., FHMLSP, L.P., FHMLSP, L.L.C., FHMLSP Overage, L.P., FHMLSP Overage, L.L.C., Mr. Cha, Mr. Brush, Mr. Heron, Mr. Estes and Mr. James Topper on December 17, 2024. The address of these holders is Two Union Square, 601 Union St., Suite 3200, Seattle, WA 98101.

(15)
Consists of (i) 4,797,557 Ordinary Shares held by BCLS II Investco, LP (“BCLS II Investco”), (ii) 5,376,356 Ordinary Shares held by BCLS Fund III Investments, LP (“BCLS Fund III”), (iii) 267,429 Ordinary Shares and Warrants to purchase 89,143 Ordinary Shares held by Bain Capital Life Sciences Fund II, L.P. (“BCLS Fund II”), (iv) 32,571 Ordinary Shares and Warrants to purchase 10,857 Ordinary Shares held by BCIP Life Sciences Associates, LP (“BCIPLS”) and (v) 1,257,141 Ordinary Shares issuable upon exercise of a pre-funded warrant (the “Pre-Funded Warrant”) held by Bain Capital Life Sciences Opportunities III GP, LLC (“BCLS Fund III Opportunities”) and 375,512 Ordinary Shares issuable upon exercise of a Pre-Funded Warrant held by BCLS II Equity Opportunities, LP (“BCLS Fund II Opportunities,” and, together with BCIPLS, BCLS II Investco, BCLS Fund III and BCLS Fund II, the “Bain Capital Life Sciences Entities”), which are currently exercisable, except to the extent such exercise is restricted by a blocker provision which restricts the exercise of such warrant if, as a result of such exercise, the holder, together with its affiliates and any other persons whose beneficial ownership would be aggregated with the holder for purposes of Section 13(d) of the Exchange Act, would beneficially own more than 9.99% of the total number of Ordinary Shares then outstanding immediately following such exercise (the “Warrant Beneficial Ownership Limitation”). Excludes 1,062,675 Ordinary Shares issuable upon exercise of a Pre-Funded Warrant held by BCLS Fund III Opportunities and BCLS Fund II Opportunities, which is currently exercisable, but such shares have been excluded because the exercise thereof is restricted by the Warrant Beneficial Ownership Limitation. Bain Capital Life Sciences Investors, LLC (“BCLSI”) (a) is the manager of Bain Capital Life Sciences Investors II, LLC, which is the general partner of BCLS Fund II, which is the managing member of BCLS II Investco (GP), LLC, which is the general partner of BCLS II Investco, (b) is the manager of Bain Capital Life Sciences III General Partner, LLC, which is the general partner of Bain Capital Life Sciences Fund III, L.P., which is the managing member of BCLS Fund III Investments GP, LLC, which is the general partner of BCLS Fund III, and (c) governs the investment strategy and decision-making process with respect to investments held by BCIPLS. As a result, BCLSI may be deemed to share voting and dispositive power with respect to the securities held by the Bain Capital Life Sciences Entities. The address of the Bain Capital Life Sciences entities is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, MA 02116. The information herein is based solely on the Schedule 13D/A filed by certain of Bain Capital Life Sciences Entities on December 17, 2024 and the Form 4 filed by certain of Bain Capital Life Sciences Entities on December 17, 2024.
(16)
Consists of 8,064,000 Ordinary Shares and Warrants to purchase 333,333 Ordinary Shares held by RA Capital Healthcare Fund, L.P. (“RACHF”). RA Capital Management, L.P. (“RA Capital”) is the investment manager for RACHF. The general partner of RA Capital is RA Capital Management GP, LLC, of which Peter Kolchinsky and Rajeev Shah are the managing members. Each of Mr. Kolchinsky and Mr. Shah may be deemed to have voting and investment power over the Ordinary Shares held by RACHF. Mr. Kolchinsky and Mr. Shah disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. RA Capital serves as investment adviser for RACHF and may be deemed a beneficial owner of the securities described herein as held by RACHF. RACHF has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in RACHF’s portfolios, including the Ordinary Shares reported herein. Because RACHF has divested itself of voting and investment power over the reported securities they hold and may not revoke that delegation on less than 61 days’ notice, RACHF disclaims beneficial ownership of the securities they hold. The business address of the persons and entities set forth herein is 200 Berkeley Street, 18th Floor, Boston, MA 02116. The information herein is based solely on the Schedule 13G/A filed by RACHF, RA Capital, Mr. Kolchinsky and Mr. Shah on November 14, 2024.
(17)
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independence of the Board of Directors

The nomination and corporate governance committee and Board of Directors have undertaken a review of the independence of our directors and considered whether any director has a relationship that, in the opinion of such committee or the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a member of the Board of Directors. Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that all of our directors, other than Dr. Davidson and Dr. Kastelein, are “independent directors,” as such term is defined in Nasdaq Rule 5605(a)(2). In making these determinations, the Board of Directors considered the current and prior relationships that each director has with the Company and all other facts and circumstances that the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director.

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

Certain Related Party Transactions

Investor Rights Agreement

In connection with the closing of the Business Combination, we entered into the Investor Rights Agreement, dated November 22, 2022 (the “Investor Rights Agreement”), with the Sponsor and the former FLAC directors (the “FLAC Initial Shareholders”), and certain NewAmsterdam Pharma shareholders agreed not to sell, assign, offer to sell, contract, pledge, grant, or otherwise dispose of or enter into any swap or other similar arrangement, with respect to the Ordinary Shares such persons received in connection with the Business Combination for six months from the date the Domestication became effective (the “Final Closing Date”), subject to certain limited exceptions. In addition, the FLAC Initial Shareholders agreed not to sell, assign, offer to sell, contract, pledge, grant, or otherwise dispose of or enter into any swap or other similar arrangement, with respect to the Ordinary Shares they received in connection with the Business Combination for a period beginning on the Final Closing Date and ending one year after the Final Closing Date. Notwithstanding the foregoing, the restrictions above ended with respect to the Ordinary Shares held by the NewAmsterdam Pharma shareholders and 50% of the Ordinary Shares held by the FLAC Initial Shareholders, as the case may be, received in connection with the Business Combination, on May 22, 2023 according to the terms of the Investor Rights Agreement. The restrictions on the remaining 50% of the Ordinary Shares of the FLAC Initial Shareholders received in connection with the Business Combination ended on November 23, 2023, one year after the Final Closing Date. An aggregate of 44,914,642 Ordinary Shares held by former NewAmsterdam Pharma shareholders (including Amgen and MTPC) had registration rights pursuant to the terms of the Investor Rights Agreement.

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

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents the aggregate fees billed by Deloitte Accountants B.V. for the years ended December 31, 2024 and 2023.

	For the Years Ended December 31,
(In thousands of USD)	2024	2023
Audit Fees	1,433	1,525
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	1,433	1,525

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

10.3+	Form of Director & Officer Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form F-4 (File No. 333-266510), filed with the SEC on October 13, 2022).
10.4+	NewAmsterdam Pharma Company N.V. Long-term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024).
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

10.7+	NewAmsterdam Pharma Company N.V. Inducement Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (File No. 333-280689), filed with the SEC on July 3, 2024).

10.8+*

Employment Agreement, dated January 25, 2023, between NewAmsterdam Pharma Corporation and Michael Davidson (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024).

10.9+*

Employment Agreement, dated November 18, 2022, between NewAmsterdam Pharma B.V. and John Kastelein (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024).

10.10+*

Employment Agreement, dated October 6, 2023, between NewAmsterdam Pharma Corporation and Ian Somaiya (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024).

10.11+*	Employment Agreement, dated March 22, 2024, between Globalization Partners Switzerland SA and Juliette Audet.
10.12+	Letter Agreement, dated March 22, 2024, between NewAmsterdam Pharma Company N.V. and Juliette Audet.
10.13+*	Employment Agreement, dated January 24, 2023, between NewAmsterdam Pharma Corporation and Douglas Kling.
10.14+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024).
10.15†

License Agreement, dated June 23, 2022, between A. Menarini International Licensing S.A. and NewAmsterdam Pharma B.V. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form F-4/A (File No. 333-266510), filed with the SEC on September 13, 2022).

10.16†	Amendment to License Agreement, dated January 15, 2024, between NewAmsterdam Pharma B.V. and A. Menarini International Licensing S.A.
19.1	Insider Trading Policy of the Company
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form F-1 (File No. 333-268888), filed with the SEC on January 17, 2023).
23.1	Consent of Deloitte Accountant B.V., independent registered public accounting firm.
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Policy Relating to Recovery of Erroneously Awarded Compensation of NewAmsterdam Pharma Company N.V. (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

+ Indicates management contract or compensatory plan.

* Portions of this document (indicated by “[***]”) have been omitted in accordance with Item 601(a)(5) of Regulation S-K.

† Portions of this document (indicated by “[***]”) have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because such information is not material and is the type of information that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NewAmsterdam Pharma Company N.V.

Date: February 26, 2025	By:	/s/ Michael Davidson
Michael Davidson, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 26, 2025	By:	/s/ Ian Somaiya
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

Signature	Title	Date
/s/ Michael Davidson
Dr. Michael Davidson	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
/s/ Ian Somaiya
Ian Somaiya	Chief Financial Officer (Principal Financial Officer)	February 26, 2025
/s/ Louise Kooij
Louise Kooij	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
/s/ William H. Lewis
William H. Lewis	Chair and Director	February 26, 2025
/s/ Nicholas S. Downing
Dr. Nicholas S. Downing	Director	February 26, 2025
/s/ John Kastelein
Dr. John Kastelein	Chief Scientific Officer, Director	February 26, 2025
/s/ Wouter Joustra
Wouter Joustra	Director	February 26, 2025
/s/ Louis Lange
Dr. Louis Lange	Director	February 26, 2025
/s/ Mark C. McKenna
Mark C. McKenna	Director	February 26, 2025
/s/ John W. Smither
John W. Smither	Director	February 26, 2025
/s/ James N. Topper
Dr. James N. Topper	Director	February 26, 2025
/s/ Janneke van der Kamp
Janneke van der Kamp	Director	February 26, 2025

NewAmsterdam Pharma Company N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NewAmsterdam Pharma Company N.V.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of NewAmsterdam Pharma Company N.V. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related Consolidated Statements of Operations and Comprehensive Income (Loss), Mezzanine Equity and Shareholders’ Equity (Deficit) and Cash Flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Research and development accruals and prepayments – Refer to Notes 2, 7 and 8 to the financial statements

Critical Audit Matter Description

As disclosed in Note 2 to the financial statements, the Company records research and development accruals and prepayments for clinical trials based on estimates of the progress to completion of specific research and development tasks using data including information provided by vendors on their actual costs incurred. For certain vendors involved in clinical trials, the actual progress of the research and development activities may significantly differ from timing and value of invoices received and/or payments remitted under the terms of the agreements. Estimates of expenses incurred are further determined through discussions with both internal personnel and vendors as to the status of progress of completion of the specified research and development tasks. Expenses incurred in excess of amounts invoiced are recorded as accruals. Payments made in excess of expenses incurred are recorded as prepayments.

We identified the research and development accruals and prepayments of certain vendors in clinical trials as a critical audit matter because of the significant judgment required by management in estimating the progress of the research and development activities conducted, as the progress is not directly observable. This required a high degree of auditor judgment and an increased extent of effort when performing procedures to audit management's estimates of progress and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the research and development accruals and prepayments included the following, among others:

•
Evaluating the Company’s process, methodology, and significant assumptions made in estimating the value of expenses incurred for which the invoice has not been received and the payments made for which underlying procedures had not been carried out.

•
Testing the completeness and accuracy of the data underlying the measurement and recognition of the accruals and prepayments including sending direct confirmations with the vendors.
•
Inspecting selected research agreements, as well as amendments thereto, to evaluate whether the progress of the clinical trials reflects all relevant contractual elements.
•
Assessing publicly available information, such as press releases and investor presentations, and board’s meeting minutes regarding the status of clinical trial activities and comparing this information to the judgments applied in recording of the accruals and prepayments.
•
Performing retrospective analysis of accruals at the end of the prior period to current year activity for a selection of contracts to assess the accuracy of the Company’s estimation methodology.
•
Performing inquiries with Company personnel outside of the finance department who are responsible for overseeing the activities performed by the Company’s contracted third-party vendors, which include the vendor’s estimate of the progress of a selection of clinical trials.

/s/ Deloitte Accountants B.V.

Eindhoven, The Netherlands

February 26, 2025

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NewAmsterdam Pharma Company N.V.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NewAmsterdam Pharma Company N.V. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte Accountants B.V.

Eindhoven, The Netherlands

February 26, 2025

NewAmsterdam Pharma Company N.V.

Consolidated Balance Sheets

	As at December 31,
	2024	2023
(In thousands of USD)
Assets
Current assets:
Cash and cash equivalents	771,743	340,450
Prepayments and other receivables	24,272	6,341
Employee receivables	4,951	—
Marketable securities	62,447	—
Total current assets	863,413	346,791
Property, plant and equipment, net	242	46
Operating right of use asset	431	55
Intangible assets	534	170
Long term prepaid expenses	—	35
Total assets	864,620	347,097
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	4,744	16,923
Accrued expenses and other current liabilities	13,608	11,398
Deferred revenue, current	6,008	8,942
Lease liability, current	246	60
Derivative earnout liability, current	44,798	—
Derivative warrant liabilities	37,514	12,574
Total current liabilities	106,918	49,897
Deferred revenue, net of current portion	—	1,019
Lease liability, net of current portion	202	—
Derivative earnout liability, net of current portion	—	7,788
Total liabilities	107,120	58,704
Commitments and contingencies (Note 13)
Shareholders' Equity:
Ordinary shares, €0.12 par value; 400,000,000 shares authorized; 108,064,340 and 82,469,768 shares issued and outstanding at December 31, 2024 and 2023, respectively	13,444	10,173
Additional paid-in capital	1,298,160	590,771
Accumulated loss	(558,571)	(316,973)
Accumulated other comprehensive income	4,467	4,422
Total shareholders' equity	757,500	288,393
Total liabilities and shareholders' equity	864,620	347,097

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the year ended December 31,
	2024	2023	2022
(In thousands of USD, except per share amounts)
Revenue	45,563	14,090	102,694
Operating expenses:
Research and development expenses	151,406	159,424	86,744
Selling, general and administrative expenses	70,446	37,633	19,507
Total operating expenses	221,852	197,057	106,251
Operating loss	(176,289)	(182,967)	(3,557)
Other income (expense):
Interest income	16,881	11,283	—
Interest expense	—	—	(287)
Fair value change – earnout	(37,010)	(266)	(707)
Fair value change – warrants	(38,583)	(10,018)	(334)
Fair value change – profit rights	—	—	(12,390)
Fair value change – tranche rights	—	—	4,388
Foreign exchange gains/(losses)	(6,598)	5,058	(9,747)
Loss before tax	(241,599)	(176,910)	(22,634)
Income tax expense (benefit)	(1)	27	—
Loss for the year	(241,598)	(176,937)	(22,634)
Other comprehensive income/(loss)
Foreign currency translation adjustments	—	—	11,126
Unrealized gain on available-for-sale securities	45	—	—
Income tax effects of other comprehensive income/(loss)	—	—	—
Total comprehensive loss for the year, net of tax	(241,553)	(176,937)	(11,508)
Net loss per ordinary share
Basic and diluted	$(2.56)	$(2.15)	$(1.19)

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Deficit)

	Mezzanine Equity		Shareholders' Equity
(In thousands of USD, except share amounts)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Loss	Accumulated other comprehensive income (loss)	Total Shareholders' Equity
Opening balance at January 1, 2022	6,039,728	84,541	5,285,714	58	3,417	(110,587)	(6,704)	(113,816)
Equity contribution (Series A - Tranche II)	5,691,430	90,468	—	—	—	—	—	—
Repayment of loan (CEO Restricted Share Award)	—	—	—	—	747	—	—	747
Elimination of old shares (NewAmsterdam Pharma shareholders)	(11,731,158)	(175,009)	(5,285,714)	(58)	(4,164)	—	—	(4,222)
Equity contribution (NewAmsterdam Pharma shareholders)	—	—	36,258,312	4,470	174,761	—	—	179,231
Equity contribution (FLAC shareholders)	—	—	13,185,138	1,625	66,252	—	—	67,877
Equity contribution (PIPE Financing)	—	—	23,460,000	2,892	231,708	—	—	234,600
Equity contribution (Amgen & MTPC shareholders)	—	—	8,656,330	1,068	84,371	—	—	85,439
Transaction costs on issue of shares	—	—	—	—	(5,794)	—	—	(5,794)
Earnout obligation upon Closing (NewAmsterdam Pharma shareholders)	—	—	—	—	—	(6,815)	—	(6,815)
Share-based compensation	—	—	—	—	4,327	—	—	4,327
Total profit or loss and comprehensive loss for the year	—	—	—	—	—	(22,634)	11,126	(11,508)
As at December 31, 2022	—	—	81,559,780	10,055	555,625	(140,036)	4,422	430,066
Exercise of warrants	—	—	749,741	97	10,116	—	—	10,213
Exercise of stock options	—	—	160,247	21	269	—	—	290
Share-based compensation	—	—	—	—	24,761	—	—	24,761
Total profit or loss and comprehensive loss for the year	—	—	—	—	—	(176,937)	—	(176,937)
As at December 31, 2023	—	—	82,469,768	10,173	590,771	(316,973)	4,422	288,393
February 2024 Issuance of Ordinary Shares and Pre-Funded Warrants, net of issuance costs	—	—	5,871,909	759	189,206	—	—	189,965
December 2024 Issuance of Ordinary Shares and Pre-Funded Warrants, net of issuance costs			14,667,347	1,851	451,564	—	—	453,415
Exercise of Pre-Funded Warrants	—	—	2,105,248	279	(279)	—	—	-
Exercise of warrants	—	—	1,288,790	168	27,673	—	—	27,841
Exercise of stock options	—	—	1,661,278	214	5,496	—	—	5,710
Share-based compensation	—	—	—	—	33,729	—	—	33,729
Total loss and comprehensive loss for the period	—	—	—	—	—	(241,598)	45	(241,553)
As at December 31, 2024	—	—	108,064,340	13,444	1,298,160	(558,571)	4,467	757,500

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2024	2023	2022
(In thousands of USD)
Operating activities:
Loss for the year	(241,598)	(176,937)	(22,634)
Non-cash adjustments to reconcile loss before tax to net cash flows:
Depreciation and amortization	113	49	9
Non-cash rent expense	12	6	10
Fair value change - tranche rights	—	—	(4,388)
Fair value change - IPR&D	—	—	12,390
Fair value change - derivative earnout and warrants	75,593	10,284	1,041
Foreign exchange (gains)/losses	6,598	(5,058)	9,747
Amortization of premium/discount on available-for-sale debt securities	(227)	—	—
Share-based compensation	33,619	24,572	4,117
Changes in working capital:
Changes in prepayments (current and non-current) and other receivables	(17,459)	4,031	(4,185)
Changes in accounts payable	(12,948)	5,070	4,809
Changes in accrued expenses and other current liabilities	1,686	5,470	(8,679)
Changes in deferred revenue	(3,953)	(8,705)	18,428
Net cash (used in)/provided by operating activities	(158,564)	(141,218)	10,665
Investing activities:
Purchase of property, plant and equipment, including internal use software	(672)	(24)	(221)
Purchase of available-for-sale debt securities	(62,176)	—	—
Net cash used in investing activities	(62,848)	(24)	(221)
Financing activities:
Proceeds from issuing equity securities (Series A)	—	—	90,469
Proceeds from issuing equity securities (FLAC shareholders)	—	—	71,883
Proceeds from issuing equity securities (PIPE Financing)	—	—	234,600
Transaction costs on issue of equity securities	—	—	(5,794)
Proceeds from payment of shareholder loan	—	—	747
Proceeds from February 2024 offering of Ordinary Shares and Pre-Funded Warrants	190,481	—	—
Transaction costs on February 2024 issue of Ordinary Shares and Pre-Funded Warrants	(515)	—	—
Proceeds from December 2024 offering of Ordinary Shares and Pre-Funded Warrants	455,026	—	—
Transaction costs on December 2024 issue of Ordinary Shares and Pre-Funded Warrants	(25)	—	—
Proceeds from exercise of warrants	13,761	8,622	—
Proceeds from exercise of options	1,768	290	—
Payment of withholding taxes related to net share settlement of exercised options	(989)	—	—
Net cash provided by financing activities	659,507	8,912	391,905
Net change in cash and cash equivalents	438,095	(132,330)	402,349
Foreign exchange differences	(6,802)	5,052	5,248
Cash and cash equivalents at the beginning of the year	340,450	467,728	60,131
Cash and cash equivalents at the end of the year	771,743	340,450	467,728
Noncash financing and investing activities
Derivative earnout obligation recognized related to the Business Combination (as defined in Note 3)	—	—	6,815
Liabilities assumed in the Business Combination (as defined in Note 3)	—	—	(4,006)
Contribution of interest in NewAmsterdam Pharma Holding B.V. by Participating Shareholders (as defined in Note 3)	—	—	(179,231)
Issuance of Ordinary Shares to Participating Shareholders (as defined in Note 3)	—	—	179,231
Recognition of ROU asset	562	—	—
Supplemental cash flow disclosures
Cash paid for interest	—	—	277
Cash paid for income taxes	1	27	—

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

Going Concern

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $558.6 million as of December 31, 2024. As of December 31, 2024 the Company had cash and cash equivalents of $771.7 million. Management believes that the existing financial resources are sufficient to continue operating activities for at least the twelve-month period following the issuance of these consolidated financial statements.

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

Functional and Reporting Currency

The functional currency of the Company and its subsidiaries has been the United States Dollar (“USD” or “$”) since January 1, 2023. Prior to that the functional currency of the Company and its subsidiaries was the Euro (“EUR” or “€”). Significant elements involved in the determination of the functional currency change included a shift in the Company’s sources of financing from EUR to USD given its access to the U.S. public market and an increase of operating costs incurred in USD due to Phase 3 trials taking place predominantly in the United States, among other factors. Given these significant changes, management concluded that the majority of the factors supported the determination of the USD as the functional currency.

The reporting currency of the Company is USD.

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

Cash and Cash Equivalents

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

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

Marketable securities consist of investments in U.S. government and U.S. government agency obligations that are classified as available-for-sale. All marketable securities have a maturity of less than one year from the date of purchase. Further, since these securities are highly liquid and available to fund current operations, they are classified as current assets on the consolidated balance sheets.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net based on the effective interest method. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income, net. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the year ended December 31, 2024 the Company determined it did not have any securities that were other-than-temporarily impaired. Prior to 2024 the Company held no marketable securities.

Marketable securities are stated at fair value, excluding accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. During the years ended December 31, 2024, 2023 and 2022, the Company did not have any realized gains or losses on marketable securities.

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

As part of the Series A subscription agreement, investors were entitled to participate in the second tranche earlier, if they elect. This tranche right was determined to be a “freestanding financial instrument” as defined in the ASC Master Glossary because the tranche rights were transferable, and they did not need to be transferred with the related Series A shares. Further, upon the exercise of tranche rights, Series A shares held by investors remain outstanding. Management assessed the freestanding financial instrument under ASC 480, Distinguishing Liabilities from Equity, and determined that the tranche rights should be accounted for as a liability at fair value and revalued at each reporting period until settlement, with changes in the fair value recorded in the consolidated statements of operations and comprehensive loss. This determination was made because the tranche rights were exercisable at the investor’s election, and therefore future issuance of Series A shares were a contingent event that was not in the Company’s control.

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

The execution of the Menarini License (as defined in Note 4), in combination with the FLAC Merger (as defined in Note 3), qualified as an exit event pursuant to the 2020 SPA. As a result, on the Closing Date (as defined in Note 3), pursuant to the Profit Right Agreement, Amgen and MTPC each received their respective contingent payments in the form of Ordinary Shares. Immediately prior to the closing of the Business Combination, the value of the financial liability was adjusted to equal the fair value of the Ordinary Shares to be issued to Amgen and MPTC at the closing of the Business Combination with the change in fair value recognized through earnings in the consolidated statement of operations and comprehensive loss. Finally, the liability was derecognized with the corresponding offset to equity to record the issuance of the Ordinary Shares to Amgen and MTPC.

Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers, and subsequent amendments (collectively, “ASC 606”).

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

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 178 – Compensation – Stock Compensation ("ASC 718"). Share-based compensation is measured based on the grant date fair value of the equity awards using the Black-Scholes option pricing model. Share-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards. Forfeitures and modifications are accounted for as they occur. The Company classifies share-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of Ordinary Shares outstanding during the period. For the purposes of calculating the weighted-average number of Ordinary Shares outstanding, the Ordinary Shares underlying the Pre-Funded Warrants issued in the February 2024 Offering and the December 2024 Offering (as defined in Note 9 below) are included. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which requires entities to enhance disclosures around segment reporting. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted and applied the amendments of this ASU to its disclosures. The application of this ASU did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" which requires entities to enhance disclosures around the nature of expenses included in the income statement. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

Note 3. FLAC Merger

Prior to November 22, 2022, NewAmsterdam Pharma Company N.V. was a shell company with no active trade or business, and all relevant assets and liabilities, as well as income and expenses, were borne by NewAmsterdam Pharma Holding B.V. FLAC was a special purpose acquisition company incorporated on October 7, 2020 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or a similar business combination. FLAC completed its initial public offering on December 11, 2020 and listed on the Nasdaq.

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
•
In addition to the transactions described above, 8,656,330 Ordinary Shares were issued to Amgen and MTPC pursuant to their profit rights granted upon the acquisition of Dezima.

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

Note 4. Revenue

On June 23, 2022, NewAmsterdam Pharma Holding B.V. entered into a licensing agreement with A. Menarini International Licensing S.A. (“Menarini”) (the “Menarini License”), pursuant to which it granted Menarini an exclusive, royalty-bearing, sublicensable license under certain of its intellectual property and its regulatory documentation to undertake post approval development activities and commercialize multiple brands of obicetrapib, either as a sole active ingredient product or in a fixed-dose combination with ezetimibe (the “Licensed Products”), for any use in the majority of European Countries (“Menarini Territory”).

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

In 2022, at contract inception, the Company allocated $98.6 million to the license performance obligation which was immediately recognized as revenue in its consolidated statement of operations and comprehensive loss and $22.3 million to the R&D performance obligation, which was initially recognized as deferred revenue in the consolidated balance sheet. The revenue related to the R&D performance obligation is recognized over time as costs are incurred in connection with fulfilling the obligation. At each reporting date the Company reviews the total costs incurred to date and the total expected costs necessary to fulfill the R&D performance obligation. Revenue related to the R&D performance obligation is recognized based upon the percentage of total costs expected costs incurred to date based upon the latest information available to management.

The Menarini License also provides for certain milestone payments from Menarini to the Company upon the achievement of specified development, regulatory and commercial milestones linked to the enhanced value of the license performance obligation. More specifically, the Company is eligible to receive up to an additional €863 million upon the achievement of various clinical, regulatory and commercial milestones, €30 million of which has been received as of December 31, 2024. These milestones are contingent payments that represent variable consideration that are not initially recognized within the transaction price, due to the scientific uncertainties around the continued development and commercialization of the Licensed Products based on the success of clinical trials. At the end of each reporting period, the Company assessed the probability of significant reversals for any amounts that became likely to be realized prior to recognizing the variable consideration associated with these payments within the transaction price.

In the years ended December 31, 2024, 2023 and 2022 the Company recognized revenues of $27.3 million, $5.4 million and nil, respectively, related to the achievement of clinical milestones. Revenues related to the achievement of milestones under the Menarini License are attributed to the license performance obligation and are recognized when the milestone is achieved.

Additionally, in partial contribution to our costs of development of the Licensed Products, Menarini may pay us €27.5 million, payable in two equal annual installments. These development cost contributions are considered to be linked to the R&D performance obligation. Due to the scientific uncertainties around the commercialization of the Licensed Products based on the success of clinical trials, which is not within the control of the Company, the fixed €27.5 million is considered constrained at contract inception and is not initially recognized within the transaction price until it becomes highly probable of no significant revenue reversal.

In the year ended December 31, 2024, it was determined that the first installment of the development cost reimbursements was probable to be realized with no significant reversals. As such, the amount of the first installment was added to the transaction price. Based on the percentage of completion of the R&D performance obligation, as described above, $11.9 million was recognized as revenue as a cumulative catchup and the remaining $2.4 million was recognized as deferred revenue.

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

To date the Menarini License has been the only source of revenue to the Company and all such revenues derive from Italy.

Revenue consisted of the following:

	Year ended December 31,
(In thousands of USD)	2024	2023	2022
License revenue attributed from license performance obligation	27,325	5,385	98,613
License revenue attributed from R&D performance obligation	18,238	8,705	4,081
Total revenue	45,563	14,090	102,694

The following table presents changes in the balance of the Company’s deferred revenue:

(In thousands of USD)	2024	2023
Beginning balance on January 1	9,961	18,666
Addition of deferred revenue under the Menarini License	2,412	—
Revenue recognized under the Menarini License during the period	(6,365)	(8,705)
Ending balance on December 31	6,008	9,961

Note 5. Cash, cash equivalents and marketable securities

A summary of cash, cash equivalents and marketable securities held by the Company as of December 31, 2024 and 2023 is as follows:

	As at December 31, 2024
(In thousands of USD)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Cash and cash equivalents:
Cash	733,826	—	—	733,826
Money market funds (Level 1)	25,444	—	—	25,444
US government agency securities (Level 2)	12,473	—	—	12,473
Total cash and cash equivalents	771,743	—	—	771,743
Marketable securities
US government securities due within one year (Level 1)	37,711	34	—	37,745
US government agency securities due within one year (Level 2)	24,691	11	—	24,702
Total marketable securities	62,402	45	—	62,447

	As at December 31, 2023
(In thousands of USD)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Cash and cash equivalents:
Cash	340,450	—	—	340,450
Total cash and cash equivalents	340,450	—	—	340,450

Note 6. Fair Value Measurements

As of December 31, 2024 and 2023, the Company’s financial liabilities recognized at fair value on a recurring basis consisted of the following:

	As at December 31, 2024
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	35,134	—	—	35,134
Derivative warrant liability (Private Placement Warrants)	—	2,380	—	2,380
Derivative earnout liability	—	—	44,798	44,798
Total financial liabilities	35,134	2,380	44,798	82,312

	As at December 31, 2023
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	12,051	—	—	12,051
Derivative warrant liability (Private Placement Warrants)	—	523	—	523
Derivative earnout liability	—	—	7,788	7,788
Total financial liabilities	12,051	523	7,788	20,362

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

	December 31, 2024	December 31, 2023
Share value (USD)	25.70	11.17
Probability of milestone completion	100%	40%
Dividend yield	0%	0%
Strike price (USD)	0.00	0.00

During the year ended December 31, 2024 the Company announced positive topline results from its Phase 3 BROOKLYN and BROADWAY clinical trials. Completion of and positive results from the BROOKLYN and BROADWAY trials are the main components of the milestone which is required in order for the Earnout Shares to be issued, excepting completion of certain study reports. The Company has determined that the completion of the BROOKLYN and BROADWAY clinical trial with both clinical trials meeting their primary endpoints increases the estimated probability of achieving the milestone from 40% as of December 31, 2023 to 100% as of December 31, 2024.

The following table presents a reconciliation of the earnout liability measured on a recurring basis using Level 3 inputs as of December 31, 2024 and 2023:

Balance on December 31, 2022	7,522
Change in fair value recognized through earnings	266
Balance on December 31, 2023	7,788

Balance on December 31, 2023	7,788
Change in fair value recognized through earnings	37,010
Balance on December 31, 2024	44,798

All changes in fair value recognized in the statement of operations are unrealized. There were no sales, purchases, settlements or transfers into or out of Level 3 of the fair value hierarchy related to the earnout liability during the years ended December 31, 2024 and 2023.

Note 7. Prepayments and Other Receivables

Prepayments and other receivables consisted of the following:

	As at December 31,
(In thousands of USD)	2024	2023
Prepaid research and development costs	5,704	2,337
Other prepaid expenses	2,214	2,123
License fee receivable	14,285	—
Value added tax receivable	321	1,006
Other receivables	1,748	875
Total prepayments and other receivables	24,272	6,341

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As at December 31,
(in thousands of USD)	2024	2023
Accrued research and development materials and services	2,069	5,945
Accrued compensation and benefits	8,721	3,384
Accrued professional fees and other	2,818	2,069
Total accrued expenses and other current liabilities	13,608	11,398

Note 9. Shareholders’ Equity

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

February 2024 Follow-on Offering

On February 16, 2024, the Company completed an underwritten public offering (the “February 2024 Offering”) of 5,871,909 Ordinary Shares at a public offering price of $19.00 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase 4,736,841 Ordinary Shares at a public offering price of $18.9999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares, less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 5,871,909 Ordinary Shares issued and sold in the February 2024 Offering, 1,383,750 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The net proceeds to the Company from the February 2024 Offering were $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of December 31, 2024 a total of 2,105,248 of the Pre-Funded Warrants issued in connection with the February 2024 Offering have been exercised, resulting in the issuance of 2,105,248 Ordinary Shares.

December 2024 Follow-on Offering

On December 13, 2024, the Company completed an underwritten public offering (the “December 2024 Offering”) of 14,667,347 Ordinary Shares at a public offering price of $24.50 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, Pre-Funded Warrants to purchase 4,882,653 Ordinary Shares at a public offering price of $24.4999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares, less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 14,667,347 Ordinary Shares issued and sold in the December 2024 Offering, 2,550,000 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The net proceeds to the Company from the December 2024 Offering were $453.4 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of December 31, 2024 none of the Pre-Funded Warrants issued in connection with the December 2024 Offering have been exercised.

Employee Receivables Due Upon Exercise of Company Options

As of December 31, 2024 the amount reported on the consolidated balance sheet for employee receivables included amounts which were due to the Company for Company Options which had been exercised, but for which the exercise price had not yet been remitted. All such receivables were paid to the Company prior to the issuance of this report.

As of December 31, 2024 and 2023 only Ordinary Shares were outstanding or authorized.

Note 10. Share-Based Compensation

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
•
The Company’s Inducement Plan (the “Inducement Plan,” together with the Plan, the Supplementary Plan and the Rollover Plan, the “Plans”); and
•
Chief Executive Officer Restricted Share Award.

Long Term Incentive Plans

The Plans are equity-settled, and the Company may grant various forms of equity awards, including the granting of options to purchase Ordinary Shares (“Company Options”) and restricted stock units (“RSUs”), pursuant to the Plans. In total, as of December 31, 2024 a maximum of 22,049,356 Ordinary Shares may be reserved for issuance pursuant to the Plans. The number of Ordinary Shares reserved for grant under the Plan will increase annually on

January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Board of Directors.

The contractual term is 10 years from grant date for options granted under the Plans. In general, each Company Option granted in 2023 has a four-year vesting period with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the next following three years.

Modification of Options

In 2024, a total of 399,153 Company Options granted to one employee were modified. For 210,655 of the modified Company Options the vesting period was shortened, of which 200,655 such modified Company Options also had the exercise period extended. For the other 188,498 modified Company Options only the exercise period was extended. The total fair value of the 210,655 modified Company Options for which the vesting period was shortened is equal to $1.2 million. Any expense previously recognized for such Company Options was reversed on the modification date and the full fair value of the modified Company Options was recognized over the new applicable service period. For the 188,498 modified Company Options for which only the exercise period was extended the total fair value of the modification is equal to $0.1 million, all of which is recognized on the modification date.

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

The changes for the year ended December 31, 2024 in the number of Company Options outstanding related to Ordinary Shares and their related weighted average exercise prices are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of USD)
Outstanding as at December 31, 2023	15,783,509	$7.98
Granted	5,275,448	$14.28
Exercised	(1,755,220)	$3.93
Forfeited	(274,681)	$10.68
Outstanding as at December 31, 2024	19,029,056	$10.04	8.2	297,977
Options exercisable as at December 31, 2024	7,884,500	$7.14	7.5	146,330

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.70, $4.70 and $4.32 per option for options granted during the years ended December 31, 2024, 2023 and 2022, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the years ended December 31, 2024 and 2023 was $27.2 million and $1.7 million, respectively. No stock options were exercised in 2022. Weighted average assumptions used to apply this pricing model were as follows:

	Year ended December 31,
	2024	2023	2022
Expected life (years)	6.1	6.1	6.0
Risk-free rate	3.9%	4.1%	3.9%
Volatility	41.8%	38.1%	38.8%
Dividend yield	0.0%	0.0%	0.0%

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

Expected Volatility

Since the Company was privately held through November 2022, it alone does not have sufficient relevant company-specific historical data to support its expected volatility alone. In prior periods, due to the insufficiency of historical volatility data on the Company’s own securities, the expected volatility input was determined using comparable companies alone. Beginning on January 1, 2024 expected volatility input was determined using a weighted average calculation considering the volatility of the Company’s own securities and the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Initially, the volatility of the Company’s Ordinary Shares is assigned a weighting of 10%. This weighting will be increased by 5% per calendar quarter (i.e. to 15% in Q2 2024, 20% in Q3 2024 and 25% in Q4 2024), until the expected volatility input is based entirely on the historical volatility of the Company’s Ordinary Shares. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-Free Interest Rate

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option.

Expected Dividend

The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its ordinary shares.

Restricted Stock Units (“RSUs”)

As at December 31, 2024 and 2023 the Company had allocated 143,002 and 143,002 Earnout Shares, respectively, to be granted to Participating Optionholders if and when a certain clinical development milestone is achieved during the earnout period. These Earnout Shares will be delivered in the form of awards of RSUs (the "Earnout RSUs") granted pursuant to the Plan to such Participating Optionholders who are, at the time of achievement of such milestone, still providing services to the Company.

The development milestone consists of the achievement and public announcement of Positive Phase 3 Data for each of the Company’s BROADWAY clinical trial and BROOKLYN clinical trial at any time during the period beginning on November 22, 2022 and ending on the date that is five years after such date.

Prior to 2024 no expense was recognized in relation to the Earnout RSUs as the milestone was not deemed probable to occur. During 2024 the probability of the milestone completion was reassessed and the milestone was deemed probable to occur. Therefore, the Company began to recognize expense in relation to the Earnout RSUs in accordance with ASC 718.

The following summarizes the share-based payment expensed recognized by type of award and line-item:

	Year ended December 31,
(in thousands of USD)	2024	2023	2022
Share-based compensation expense by type of award
Share options	32,363	24,572	4,178
Restricted stock units	1,256	—	—
Total share-based compensation expense	33,619	24,572	4,178
Share-based compensation expense by line-item
Research and development expenses	13,306	14,521	2,408
Selling, general and administrative expenses	20,313	10,051	1,770
Total share-based compensation expense	33,619	24,572	4,178

As of December 31, 2024, there was $27.1 million and $0.2 million of unrecognized compensation cost related to Company Options and Earnout RSUs that have not yet vested, respectively. These costs are expected to be recognized over a weighted average remaining vesting period of 2.9 years and 0.3 years for the Company Options and the Earnout RSUs, respectively.

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

In connection with the award arrangement, if Dr. Davidson leaves the Company, all unvested Ordinary Shares will be cancelled against payment by the Company to him of the lower of the (i) the purchase price paid and (ii) the fair market value of such Ordinary Shares at the time of forfeiture. In order to reflect the consideration paid and the possibility that the Ordinary Shares would be repurchased if Dr. Davidson becomes a "Good Leaver" (as such term is defined in the award agreement) during the vesting period, the Company has recognized the consideration as a financial liability until the award has fully vested, at which time it will be reclassified to equity provided that Dr. Davidson remains with the Company. This liability is measured at the lower of (i) the purchase price paid and (ii) the fair market value of the Ordinary Shares at the end of the reporting period. The liability for unvested Ordinary Shares as at December 31, 2024 and 2023 amounted to nil and $0.1 million, respectively.

For the year ended December 31, 2024, the movements in the number of Ordinary Shares outstanding are as follows:

Outstanding as at December 31, 2023	608,779
Granted/purchased during the year	—
Outstanding as at December 31, 2024	608,779

As of December 31, 2024 and 2023, a total of 608,779 and 519,999 Ordinary Shares had vested, respectively.

Note 11. Segment Information

The Company has one operating segment and, therefore, one reportable segment, which comprises the discovery, development and commercialization of transformative therapies for cardio-metabolic diseases.

To date the Menarini License has been the only source of revenue to the Company and all such revenues derive from Italy. The nature of the revenues are described in detail in Note 4 - Revenue.

The chief operating decision maker assesses performance and decides how to allocate resources based on consolidated net loss and earnings/(loss) before tax, adjusted for certain non-cash and non-operating items such as share-based compensation, change in fair value of derivatives and foreign currency gains or losses. Adjusted earnings/(loss) before taxes is used to monitor budget versus actuals and evaluate the operations of the Company. The measure of segment assets is reported on the balance sheet as total consolidated assets. The future prospects of the Company are highly dependent upon the results of its ongoing clinical trials and interactions with regulatory agencies. Such results and interactions are utilized together with assessment of the comparison of budget versus actuals in order to make decisions regarding the allocation of resources.

The following table presents the adjusted earnings/(loss) before taxes for the Company's single segment for each of the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(In thousands of USD)	2024	2023	2022
Revenue	45,563	14,090	102,694
Interest income	16,881	11,283	—
Less:
Personnel expense	33,391	14,475	7,067
External R&D expense	108,012	109,820	64,474
Manufacturing expense	17,188	27,430	15,852
Regulatory expense	2,186	1,297	878
Commercial programs	12,719	3,025	134
General and administrative expense	14,438	16,323	13,594
Depreciation and amortization	299	115	74
Interest expense	—	—	287
Segment adjusted loss before tax	(125,789)	(147,112)	334
Reconciliation to consolidated net loss
Share-based compensation expense	(33,619)	(24,572)	(4,178)
Change in fair value - derivatives	(75,593)	(10,284)	(9,043)
Foreign exchange gains/(losses)	(6,598)	5,058	(9,747)
Income tax expense (benefit)	1	(27)	—
Consolidated net loss for the period	(241,598)	(176,937)	(22,634)

Note 12. Income Taxes

The Company’s breakdown of its income before provision for income taxes for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year ended December 31,
(In thousands of USD)	2024	2023	2022
U.S.	(101,367)	(107,555)	(604)
Netherlands	(140,232)	(69,355)	(22,030)
Total	(241,599)	(176,910)	(22,634)

The components of our provision for income taxes for the years ended December 31, 2024, 2023 and 2022, are as follows:

	Year ended December 31,
(In thousands of USD)	2024	2023	2022
Current:
State	—	—	—
Federal	(1)	27	—
Total current	(1)	27	—
Deferred:
State	—	—	—
Federal	—	—	—
Total deferred	—	—	—
Provision for income taxes	(1)	27	—

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Year ended December 31,
	2024	2023	2022
Income tax at the federal statutory rate	25.80%	25.80%	25.80%
Foreign rate differential	(2.01%)	(2.94%)	(0.13%)
State taxes, net of federal benefit	1.30%	0.71%	(0.03%)
FDII deduction	—	—	0.24%
Warrants	—	(1.50%)	(1.19%)
162(m) Executive Compensation	(0.43%)	—	—
Tax credits	0.78%	5.31%	0.73%
Transaction costs	—	—	24.59%
Share listing expense	—	—	6.96%
Change in valuation allowance	(25.44%)	(27.40%)	(57.30%)
Other	—	—	0.33%
Effective tax rate	0.00%	(0.02%)	0.00%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of December 31, 2024 and 2023:

	Year ended December 31,
(In thousands of USD)	2024	2023
Deferred tax assets:
Amortization and depreciation	25,426	21,176
Accruals	135	509
Net operating loss carryforwards	133,595	75,686
Lease liability	109	13
IPR&D	22,884	22,884
Tax credit, federal	1,904	6,904
Tax credit, Massachusetts	685	2,685
Gross deferred tax assets	184,738	129,857
Valuation allowance	(184,633)	(129,845)
Deferred tax assets net of valuation allowance	105	12
Deferred tax liabilities:
Right-of-use-asset	(105)	(12)
Net deferred tax assets	—	—

Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence evaluated was our cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as at December 31, 2024, December 31, 2023 and December 31, 2022, a full valuation allowance has been recorded against our net deferred tax asset. As of December 31, 2024, and December 31, 2023, the Company had a valuation allowance of $184.6 million and $129.8 million, respectively, representing an increase of $54.8 million. The valuation allowance is recorded on the balance sheet. A valuation allowance is a non-cash charge, and does not limit the Company’s ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts, against future taxable income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2024, we had net operating loss carryforwards for Netherlands fiscal unity, US, and state income tax purposes of $420.3 million, $111.1 million, and $39.2 million, respectively. We also have federal research and development tax credit carryforwards of approximately $1.9 million that expire beginning in 2043 and state research and development tax credit carryforwards of approximately $0.7 million which can be carried forward indefinitely.

The future utilization of net operating loss and tax credit carryforwards and credits may be subject to an annual limitation, due to Dutch and US tax law and as a result of ownership changes that may have occurred previously or that could occur in the future. Due to the existence of the valuation allowance, limitations will not impact our effective tax rate.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. As of December 31, 2024 we have not identified any unrecognized tax benefits that should be recorded.

We have elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2024, 2023 and 2022, we did not recognize accrued interest and penalties related to unrecognized tax benefits. Although the timing and outcome of an income tax audit is highly uncertain, we do not anticipate that the amount of existing unrecognized tax benefits will significantly change during the next 12 months.

With an effective date of November 21, 2022, NewAmsterdam Pharma Company N.V. formed a fiscal unity with NewAmsterdam Pharma Holding B.V. and NewAmsterdam Pharma B.V. for corporate income tax purposes. A company and its subsidiaries that are part of the fiscal unity are jointly and severally liable for the tax payable by the fiscal unity.

We are subject to taxation in the United States, the Netherlands and various state jurisdictions. As of December 31, 2024, the tax years for 2021, 2022, and 2023 are subject to examination by the tax authorities in the United States and the tax year for 2023 is subject to examination by the tax authorities in the Netherlands. Due to our net operating loss and tax credit carryforwards, the income tax returns remain open to U.S. federal and state tax examinations. The Company is not currently under examination in any tax jurisdiction.

Note 13. Net Loss per Ordinary Share

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

Basic and diluted net loss per ordinary share was calculated as follows:

	Year ended December 31,
(In thousands of USD, except share and per share amounts)	2024	2023	2022
Net loss	(241,598)	(176,937)	(22,634)
Weighted average ordinary shares outstanding, basic and diluted	94,358,067	82,161,956	18,966,235
Net loss per ordinary share, basic and diluted	(2.56)	(2.15)	(1.19)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding as they would be anti-dilutive:

	Year ended December 31,
	2024	2023	2022
Stock options	19,029,056	15,783,509	11,146,861
Restricted Stock Units	143,002	—	—
Outstanding warrants	2,632,581	4,017,221	4,767,000
Total	21,804,639	19,800,730	15,913,861

Note 14. Benefit Plans

The Company sponsors a 401(k) retirement plan for its U.S. employees (the "US Plan") and a defined contribution pension plan for its employees in the Netherlands (the "NL Plan"). The US Plan allows eligible employees to voluntarily defer a portion of their annual compensation on a pre-tax basis, subject to the maximum annual amounts as set periodically by the IRS. The Company makes matching contributions of 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The NL Plan provides for a monthly, pre-tax contribution by the Company of 15% of an employee's gross income, subject to statutory maximums. The Company made matching contributions of $0.5 million, $0.1 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Company contributions vest immediately for each participant.

Note 15. Commitments and Contingencies

Commitments

The Company has entered into a variety of agreements financial commitments in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at December 31, 2024 they are estimated to be a maximum of $14.2 million.

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

Note 16. Related Parties

In the ordinary course of business, the Company may enter into transactions with entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s consolidated financial statements.

Note 17. Subsequent Events

None.