Form 10-Q
period 2025-03-31
NewAmsterdam Pharma Co N.V.
filed 2025-05-08
CIK 1936258

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2025, the registrant had 112,270,677 ordinary shares, nominal value €0.12 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
(In thousands of USD)
Assets
Current assets:
Cash and cash equivalents	748,420	771,743
Prepayments and other receivables	8,827	24,272
Employee receivables	—	4,951
Marketable securities	60,057	62,447
Total current assets	817,304	863,413
Property, plant and equipment, net	238	242
Operating right of use asset	369	431
Intangible assets	502	534
Total assets	818,413	864,620
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	6,087	4,744
Accrued expenses and other current liabilities	8,021	13,608
Deferred revenue, current	3,030	6,008
Lease liability, current	252	246
Derivative earnout liability, current	—	44,798
Derivative warrant liabilities	23,523	37,514
Total current liabilities	40,913	106,918
Lease liability, net of current portion	137	202
Total liabilities	41,050	107,120
Commitments and contingencies (Note 10)
Shareholders' Equity:
Ordinary shares, €0.12 par value; 400,000,000 shares authorized; 112,169,291 and 108,064,340 shares issued and outstanding as at March 31, 2024 and December 31, 2023, respectively	13,968	13,444
Additional paid-in capital	1,357,059	1,298,160
Accumulated loss	(598,098)	(558,571)
Accumulated other comprehensive income	4,434	4,467
Total shareholders' equity	777,363	757,500
Total liabilities and shareholders' equity	818,413	864,620

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended March 31,
	2025	2024
(In thousands of USD, except per share amounts)
Revenue	2,978	1,401
Operating expenses:
Research and development expenses	44,751	42,430
Selling, general and administrative expenses	27,152	14,453
Total operating expenses	71,903	56,883
Operating loss	(68,925)	(55,482)
Other income (expense):
Interest income	7,351	3,083
Fair value change – earnout	3,992	(8,702)
Fair value change – warrants	13,762	(30,248)
Foreign exchange gains/(losses)	4,293	(2,418)
Loss before tax	(39,527)	(93,767)
Income tax expense	—	—
Loss for the year	(39,527)	(93,767)
Other comprehensive income/(loss)
Unrealized gain/(loss) on available-for-sale securities, net of tax	(33)	—
Total comprehensive loss for the year, net of tax	(39,560)	(93,767)
Net loss per ordinary share
Basic and diluted	$(0.34)	$(1.06)

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Shareholders' Equity (Deficit)

(Unaudited)

(In thousands of USD, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2023	82,469,768	10,173	590,771	(316,973)	4,422	288,393
Issuance of Ordinary Shares and Pre-Funded Warrants, net of issuance costs	5,871,909	759	189,207	—	—	189,966
Exercise of warrants	926,698	121	19,674	—	—	19,795
Exercise of stock options	452,461	60	(609)	—	—	(549)
Share-based compensation	—	—	7,965	—	—	7,965
Total loss and comprehensive loss for the period	—	—	—	(93,767)	—	(93,767)
As at March 31, 2024	89,720,836	11,113	807,008	(410,740)	4,422	411,803

Balance at December 31, 2024	108,064,340	13,444	1,298,160	(558,571)	4,467	757,500
Issuance of Earnout Shares	1,743,136	226	40,581	—	—	40,807
Exercise of Pre-Funded Warrants	1,293,938	162	(162)	—	—	—
Exercise of warrants	15,942	2	410	—	—	412
Exercise of stock options	909,140	116	2,875	—	—	2,991
Vesting of RSUs	142,795	18	(18)	—	—	—
Share-based compensation	—	—	15,213	—	—	15,213
Total loss and comprehensive loss for the period	—	—	—	(39,527)	(33)	(39,560)
As at March 31, 2025	112,169,291	13,968	1,357,059	(598,098)	4,434	777,363

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2025	2024
(In thousands of USD)
Operating activities:
Loss for the period	(39,527)	(93,767)
Non-cash adjustments to reconcile loss for the period to net cash flows:
Depreciation and amortization	52	15
Non-cash rent expense	3	1
Fair value change - derivative earnout and warrants	(17,754)	38,950
Foreign exchange (gains)/losses	(4,293)	2,418
Amortization of premium/discount on available-for-sale debt securities	(513)	—
Share-based compensation	15,213	7,918
Changes in working capital:
Changes in prepayments (current and non-current) and other receivables	16,031	956
Changes in accounts payable	2,251	(8,311)
Changes in accrued expenses and other current liabilities	(4,953)	(1,381)
Changes in deferred revenue	(2,978)	(1,401)
Net cash used in operating activities	(36,468)	(54,602)
Investing activities:
Purchase of property, plant and equipment, including internal use software	(16)	(385)
Maturity of available-for-sale debt securities	12,500	—
Purchase of available-for-sale debt securities	(9,629)	—
Net cash (used in)/provided by investing activities	2,855	(385)
Financing activities:
Proceeds from February 2024 offering of Ordinary Shares and Pre-Funded Warrants	—	190,481
Transaction costs on February 2024 issue of Ordinary Shares and Pre-Funded Warrants	—	(515)
Transaction costs on December 2024 issue of Ordinary Shares and Pre-Funded Warrants	(1,586)	—
Proceeds from exercise of warrants	183	8,763
Proceeds from exercise of options	7,922	440
Payment of withholding taxes related to net share settlement of exercised options	—	(989)
Net cash provided by financing activities	6,519	198,180
Net change in cash	(27,094)	143,193
Foreign exchange differences	3,771	(2,496)
Cash and cash equivalents at the beginning of the year	771,743	340,450
Cash and cash equivalents at the end of the year	748,420	481,147
Noncash financing and investing activities
Receivable related to exercise of warrants	—	1,271
Issuance of earnout shares	40,807	—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements should be read together with our audited financial statements and accompanying notes for year ended December 31, 2024, included in our Annual Report on Form 10-K (the "Annual Report"), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025. Any terms not defined herein take the meaning as defined in the Annual Report. The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024 included herein has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year. The unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries. Any reference in these notes to the applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

Unless otherwise stated, the accounting policies of the Company are consistent with those described in Note 2 of the consolidated financial statements included within the Annual Report.

Note 3. Revenue

Revenue consisted of the following:

	Three months ended March 31,
(In thousands of USD)	2025	2024
License revenue attributed from license performance obligation	—	—
License revenue attributed from R&D performance obligation	2,978	1,401
Total revenue	2,978	1,401

All revenue recognized from the R&D performance obligation was included within deferred revenue on the consolidated balance sheet as of the beginning of the applicable reporting period. There were no additions to deferred revenue during the reporting period.

Note 4. Cash, cash equivalents and marketable securities

A summary of cash, cash equivalents and marketable securities held by the Company as of March 31, 2025 and December 31, 2024 is as follows:

	As at March 31, 2025
(In thousands of USD)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Cash and cash equivalents:
Cash	707,035	—	—	707,035
Money market funds (Level 1)	41,385	—	—	41,385
Total cash and cash equivalents	748,420	—	—	748,420
Marketable securities
US government securities due within one year (Level 1)	35,454	13	—	35,467
US government agency securities due within one year (Level 2)	24,591	1	(2)	24,590
Total marketable securities	60,045	14	(2)	60,057

	As at December 31, 2024
(In thousands of USD)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Cash and cash equivalents:
Cash	733,826	—	—	733,826
Money market funds (Level 1)	25,444	—	—	25,444
US government agency securities (Level 2)	12,473	—	—	12,473
Total cash and cash equivalents	771,743	—	—	771,743
Marketable securities
US government securities due within one year (Level 1)	37,711	34	—	37,745
US government agency securities due within one year (Level 2)	24,691	11	—	24,702
Total marketable securities	62,402	45	—	62,447

Note 5. Fair Value Measurements

As of March 31, 2025 and December 31, 2024, the Company’s financial liabilities recognized at fair value on a recurring basis consisted of the following:

	As of March 31, 2025
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	22,022	—	—	22,022
Derivative warrant liability (Private Placement Warrants)	—	1,501	—	1,501
Derivative earnout liability	—	—	—	—
Total financial liabilities	22,022	1,501	—	23,523

	As at December 31, 2024
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	35,134	—	—	35,134
Derivative warrant liability (Private Placement Warrants)	—	2,380	—	2,380
Derivative earnout liability	—	—	44,798	44,798
Total financial liabilities	35,134	2,380	44,798	82,312

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

	At Settlement	December 31, 2024
Ordinary Share value (USD)	$23.41	$25.70
Probability of milestone completion	100%	100%
Dividend yield	0%	0%
Strike price (USD)	0.00	0.00

As management's judgment of the probability of milestone completion remained constant during the period, the change in fair value resulted from the Company’s price per share between valuation dates.

The following table presents a reconciliation of the derivative earnout liability measured on a recurring basis using Level 3 inputs as of March 31, 2025:

Balance on December 31, 2024	44,798
Change in fair value recognized through profit and loss	(3,992)
Settlement of derivative earnout liability upon achievement of milestone	(40,806)
Balance on March 31, 2025	—

In March 2025 it was determined that the earnout milestone triggering event set forth in the Business Combination Agreement, dated July 25, 2022 (the “Business Combination Agreement”), by and among the Company, NewAmsterdam Pharma Holding B.V., Frazier Lifesciences Acquisition Corporation (“FLAC”), and NewAmsterdam Pharma Investment Corporation (the “Business Combination”) had occurred. As a result, the derivative earnout liability was settled in full, with a total of 1,743,136 Ordinary Shares issued in accordance with the terms of the Business Combination Agreement.

Note 6. Prepayments and Other Receivables

Prepayments and other receivables consisted of the following:

(In thousands of USD)	March 31, 2025	December 31, 2024
Prepaid research and development costs	3,749	5,704
Other prepaid expenses	3,465	2,214
License fee receivable	—	14,285
Value added tax receivable	171	321
Other receivables	1,442	1,748
Total prepayments and other receivables	8,827	24,272

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands of USD)	March 31, 2025	December 31, 2024
Accrued research and development materials and services	2,797	2,069
Accrued compensation and benefits	1,967	8,721
Accrued professional fees and other	3,257	2,818
Total accrued expenses and other current liabilities	8,021	13,608

Note 8. Shareholders’ Equity

At-the-Market Offering

On August 9, 2024, we entered into an amended and restated sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $250 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the three months ended March 31, 2025, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

Issuance of Earnout Shares

In March 2025 it was determined that the earnout milestone triggering event set forth in the Business Combination Agreement had occurred and, as a result, a total of 1,743,136 Ordinary Shares were issued in accordance with the terms of the Business Combination Agreement.

Employee Receivables Due Upon Exercise of Company Options

As of December 31, 2024, the amount reported on the consolidated balance sheet for employee receivables included amounts which were due to the Company for Company Options (as defined below) which had been exercised, but for which the exercise price had not yet been remitted. All such receivables were paid during January and February 2025.

Note 9. Share-Based Compensation

The Company has four Share-based payment plans and one restricted share award in place as at March 31, 2025:

•
The Company’s Long-Term Incentive Plan (the “Plan”);
•
The Company’s Supplementary Long-Term Incentive Plan (the “Supplementary Plan”);
•
The Company’s Rollover Option Plan (the “Rollover Plan”);
•
The Company’s Inducement Plan (the “Inducement Plan,” together with the Plan, the Supplementary Plan and the Rollover Plan, the “Plans”); and
•
Chief Executive Officer Restricted Share Award.

Long Term Incentive Plans

The Plans are equity-settled, and the Company may grant various forms of equity awards, including the granting of options to purchase Ordinary Shares (“Company Options”) and restricted stock units (“RSUs”), pursuant to the Plans. In total, as of March 31, 2025 a maximum of 27,435,355 Ordinary Shares may be reserved for issuance pursuant to the Plans. The number of Ordinary Shares reserved for grant under the Plan will increase annually on January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Company's Board of Directors.

The contractual term is 10 years from grant date for options granted under the Plans. In general, each Company Option has a four-year vesting period with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the next following three years.

In general, each RSU, other than Earnout RSUs, has a three-year vesting period with one-third vesting on each one-year anniversary of the vesting start date.

The changes for the three months ended March 31, 2025 in the number of Company Options outstanding related to Ordinary Shares and their related weighted average exercise prices are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of USD)
Outstanding as at December 31, 2024	19,029,056	$10.04
Granted	3,731,537	$25.71
Exercised	(909,140)	$3.29
Outstanding as at March 31, 2025	21,851,453	$13.00	8.3	183,778
Options exercisable as of March 31, 2025	8,863,297	$8.49	7.6	106,343

The weighted average grant date fair value of Company Options, estimated as of the grant date using the Black-Scholes option pricing model, was $13.24, and $5.90 per option for options granted during the three months ended March 31, 2025 and 2024, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of Company Options exercised during the three months ended March 31, 2025 and 2024 was $17.3 million and $8.0 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three months ended March 31,
	2025	2024
Expected life (years)	6.1	6.1
Risk-free rate	4.4%	3.9%
Volatility	47.3%	41.2%
Dividend yield	0.0%	0.0%

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

Expected Volatility

Since the Company was privately held through November 2022, it alone does not have sufficient relevant company-specific historical data to support its expected volatility alone. In prior periods, due to the insufficiency of historical volatility data on the Company’s own securities, the expected volatility input was determined using comparable companies alone. Beginning on January 1, 2024 expected volatility input was determined using a weighted average calculation considering the volatility of the Company’s own securities and the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Initially, the volatility of the Company’s Ordinary Shares is assigned a weighting of 10%. This weighting will be increased by 5% per calendar quarter (i.e. 30% in Q1 2025), until the expected volatility input is based entirely on the historical volatility of the Company’s Ordinary Shares. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-Free Interest Rate

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the Company Option.

Expected Dividend

The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its Ordinary Shares.

Restricted Stock Units

As at December 31, 2024 the Company had allocated 143,002 Earnout Shares to be granted to Participating Optionholders if and when a certain clinical development milestone is achieved during the earnout period. In March 2025 it was determined that the earnout milestone triggering event set forth in the Business Combination Agreement had occurred and, as a result Earnout Shares were delivered in the form of awards of RSUs (the “Earnout RSUs”) granted pursuant to the Plan to such Participating Optionholders who were, at the time of achievement of such milestone, still providing services to the Company. In total, 143,001 Earnout RSUs were granted, of which 142,795 vested immediately. Though the Earnout RSUs were only legally granted upon the achievement of the milestone triggering event, in accordance with ASC 718, the Company determined the grant date of such Earnout RSUs to be November 22, 2022 for accounting purposes and began recognizing the associated share-based payment expenses once the milestone was deemed probable to occur.

The changes for the three months ended March 31, 2025 in the number of RSUs outstanding are as follows:

	Number of RSUs	Weighted average Fair Value Per Share
Outstanding as at December 31, 2024	143,002	$9.84
Granted	663,584	$25.87
Vested	(142,795)	$9.84
Forfeited/Cancelled	(1)	$9.84
Outstanding as at March 31, 2025	663,790	$25.87

The following summarizes the share-based payment expense recognized by type of award and line-item:

	Three months ended March 31,
(in thousands of USD)	2025	2024
Share-based compensation expense by type of award
Share options	12,572	7,918
Restricted stock units	2,641	—
Total share-based compensation expense	15,213	7,918
Share-based compensation expense by line-item
Research and development expenses	5,223	3,479
Selling, general and administrative expenses	9,990	4,439
Total share-based compensation expense	15,213	7,918

As of March 31, 2025, there was $63.4 million and $14.4 million of unrecognized compensation cost related to Company Options and RSUs that have not yet vested, respectively. These costs are expected to be recognized over a weighted average period of 3.4 years and 2.8 years until fully vested for the Company Options and RSUs, respectively.

Note 10. Segment Information

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

The following table presents the adjusted earnings/(loss) before taxes for the Company's single segment for each of the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(In thousands of USD)	2025	2024
Revenue	2,978	1,401
Interest income	7,351	3,083
Less:
Personnel expense	10,163	5,269
External R&D expense	29,327	32,604
Manufacturing expense	5,841	3,661
Regulatory expense	1,017	492
Commercial programs	5,907	3,489
General and administrative expense	4,322	3,419
Depreciation and amortization	113	31
Segment adjusted loss before tax	(46,361)	(44,481)
Reconciliation to consolidated net loss
Share-based compensation expense	(15,213)	(7,918)
Change in fair value - derivatives	17,754	(38,950)
Foreign exchange gains/(losses)	4,293	(2,418)
Income tax expense	—	—
Consolidated net loss for the period	(39,527)	(93,767)

Note 11. Net Loss per Ordinary Share

For the purposes of calculating the weighted-average number of Ordinary Shares outstanding, the Ordinary Shares underlying the pre-funded warrants to purchase Ordinary Shares (the “Pre-Funded Warrants”) are included.

Basic and diluted net loss per Ordinary Share was calculated as follows:

	Three months ended March 31,
(In thousands of USD, except share and per share amounts)	2025	2024
Net loss	(39,527)	(93,767)
Weighted average Ordinary Shares outstanding, basic and diluted	116,124,941	88,380,230
Net loss per Ordinary Share, basic and diluted	(0.34)	(1.06)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average Ordinary Shares outstanding as they would be anti-dilutive:

	Three months ended March 31,
	2025	2024
Stock options	21,851,453	19,333,254
Restricted Stock Units	663,790	—
Outstanding warrants	2,616,639	2,994,673
Total	25,131,882	22,327,927

Note 12. Commitments and Contingencies

Commitments

The Company has entered into a variety of agreements financial commitments in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at March 31, 2025 they are estimated to be a maximum of $20.1 million.

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

Note 13. Related Parties

In the ordinary course of business, the Company may enter into transactions with entities that are associated with a party that meets the criteria of a related party of the Company. These transactions are reviewed quarterly and to date have not been material to the Company’s consolidated financial statements.

Note 14. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for year ended December 31, 2024, included in our Annual Report on Form 10-K (the "Annual Report"), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Annual Report and this Quarterly Report. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.

Overview

We are a late-stage biopharmaceutical company whose mission is to improve patient care in populations with cardiometabolic diseases where currently approved therapies have not been adequate or well tolerated. We seek to fill a significant unmet need for a safe, well tolerated and convenient low-density lipoprotein cholesterol (“LDL-C”) lowering therapy. In multiple Phase 3 trials, we have investigated obicetrapib, an oral, low-dose, once-daily, highly selective cholesteryl ester transfer protein (“CETP”) inhibitor, alone or as a fixed-dose combination with ezetimibe, as preferred LDL-C lowering therapies to be used as an adjunct to statin therapy for patients at risk of cardiovascular disease (“CVD”) with elevated LDL-C, for whom existing therapies are not sufficiently effective or well tolerated. We believe that CETP inhibition may also play a role in other indications by potentially mitigating the risk of developing diseases such as Alzheimer’s disease.

Obicetrapib is a next-generation, oral, low-dose, highly selective CETP inhibitor that we are developing to potentially overcome the limitations of current LDL-C lowering treatments. In addition to LDL-C, obicetrapib has shown significant reductions in lipoprotein (a) (“Lp(a)”) and small LDL particles, all with safety comparable to placebo. We believe that obicetrapib has the potential to be a once-daily oral CETP inhibitor for lowering LDL-C, if approved. In each of our Phase 3 clinical trials, BROADWAY and BROOKLYN, evaluating obicetrapib as an adjunct to high-intensity statin therapy, obicetrapib met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In our Phase 3 TANDEM clinical trial, evaluating obicetrapib in combination with ezetimibe as an adjunct to high-intensity statin therapy, obicetrapib in combination with ezetimibe met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In five of our Phase 2 clinical trials, TULIP, ROSE, OCEAN, ROSE2 and our Japan Phase 2b clinical trial, evaluating obicetrapib as a monotherapy or a combination therapy with ezetimibe 10 mg, we observed statistically significant LDL-C lowering with side effects similar in frequency and severity to placebo including muscle-related side effects and drug-related treatment emergent serious adverse events. We have observed obicetrapib to be well tolerated in an aggregate of over 3,500 patients with low or moderately elevated LDL-C levels (“dyslipidemia”) in our clinical trials to date. Furthermore, we believe that obicetrapib’s oral delivery, demonstrated activity at low doses, chemical properties and tolerability make it well-suited for combination approaches.

Lowering of LDL-C, has been associated with major adverse cardiovascular events (“MACE”) benefit in trials of LDL-C lowering drugs, including the REVEAL trial with the CETP inhibitor, anacetrapib. In our Phase 3 BROADWAY clinical trial we observed a 21% reduction in the exploratory MACE endpoint (coronary heart disease death, non-fatal myocardial infarction, non-fatal stroke and coronary revascularization) and we are performing a Phase 3 cardiovascular outcomes trial (“CVOT”), PREVAIL, to reconfirm this relationship.

Obicetrapib has shown to not only reduce LDL-C but also several additional biomarkers associated with MACE. To date, obicetrapib has shown reductions in non-HDL-C, apolipoprotein B, and small dense lipoprotein particles. In our clinical trials, we have also observed reductions in Lp(a), which is believed to be an independent MACE risk factor, along with reductions in total lipoprotein (“LDL”) particles and more specifically small LDL particles, which are believed to be more atherogenic particles.

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

As of March 31, 2025 we had cash and cash equivalents of $748.4 million as compared to $771.7 million as of December 31, 2024. The reduction in cash and cash equivalents is primarily driven by ongoing operating expenditures, partially offset by the first of two development cost contributions from our partner Menarini and cash received from interest and the exercise of options.

Recent Developments

Late-Breaking Data from BROADWAY and TANDEM Pivotal Phase 3

On May 7, 2025, we announced additional data from the BROADWAY and TANDEM pivotal Phase 3 studies were presented as late-breaking oral presentations at the European Atherosclerosis Society Congress 2025 and simultaneously published in The New England Journal of Medicine (BROADWAY) and The Lancet (TANDEM).

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from the sale of pharmaceutical products. Our revenue has been solely derived from our license agreement with Menarini. Two performance obligations for the Menarini license were identified at contract inception, comprising a license to use the Company's intellectual property (the “license performance obligation”) and a promise to continue the development activities for the licensed compound (the “R&D performance obligation”). Pursuant to the Menarini License, we received a non-refundable, non-creditable upfront amount of $120.9 million (€115.0 million) from Menarini on July 7, 2022, of which $98.6 million (€93.5 million) was attributed to the license performance obligation and recognized as revenue upon the execution of the Menarini License on June 23, 2022. The remaining $22.3 million (€21.5 million) was attributed to the R&D performance obligation and initially recognized as deferred revenue.

Additionally, in partial contribution to our costs of development of the licensed products, Menarini may pay us €27.5 million, payable in two equal annual installments and attributed entirely to the R&D performance obligation. Due to the scientific uncertainties around the commercialization of the licensed products based on the success of clinical trials, which is out of our control, the fixed €27.5 million was considered constrained at contract execution and was not initially recognized within the transaction price until it becomes highly probable of no significant revenue reversal. At the end of each reporting period, we assess the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the constrained amounts associated with these payments within the transaction price. The first of the two annual installments has been received and recognized as either revenue or deferred revenue based on the same methodology as the portion of the upfront payment which was allocated to the R&D performance obligation. The second of the two installments remains constrained as of March 31, 2025 for the reasons discussed above.

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

Research and Development Expenses

Research and development expenses are recognized as an expense when incurred and are typically made up of costs from our clinical and preclinical activities, drug development and manufacturing costs, and costs for contract research organizations (“CROs”) and investigative sites. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data provided by vendors of their actual costs incurred. At each balance sheet date, we estimate the level of services provided by vendors and the associated expenditure incurred for the services performed.

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
•
manufacturing expenses arising from investments in commercial manufacturing capabilities and active pharmaceutical ingredient and drug product development as performed by our contract manufacturing organizations (“CMOs”), which are used in our clinical trials and research and development activities;
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

Interest Income

Interest income is recognized using the effective interest rate method. Interest income for the three months ended March 31, 2025 and 2024 is related to interest earned on cash, cash equivalents and marketable securities.

Net Foreign Exchange Gain/Loss

Our exchange gain relates mainly to cash balances denominated in foreign currencies, but also to transactions denominated in foreign currencies. The Company's foreign currency exposure is mainly related to the Euro. As of March 31, 2025, our net exposure to foreign currency risk was $106.0 million, as compared to $108.6 million as of December 31, 2024.

Income Tax

We have a history of losses and therefore have de minimis amounts of corporate tax. We expect to continue incurring losses as we continue to invest in our clinical and preclinical development programs. Consequently, any deferred tax assets are fully offset by a valuation allowance on our balance sheet.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the three months ended March 31,
(In thousands of USD)	2025	2024	Change
Revenue	2,978	1,401	1,577
Operating Expenses:
Research and development expenses	44,751	42,430	2,321
Selling, general and administrative expenses	27,152	14,453	12,699
Total operating expenses	71,903	56,883	15,020
Operating Loss	(68,925)	(55,482)	(13,443)
Other income (expense):
Interest Income	7,351	3,083	4,268
Fair value change - earnout	3,992	(8,702)	12,694
Fair value change - warrants	13,762	(30,248)	44,010
Foreign exchange gains/(losses)	4,293	(2,418)	6,711
Loss before tax	(39,527)	(93,767)	54,240
Income tax expense	—	—	—
Loss for the period	(39,527)	(93,767)	54,240

Revenue

Revenue was $3.0 million for the three months ended March 31, 2025 compared to $1.4 million for the three months ended March 31, 2024, an increase of $1.6 million or 113%. In both periods all revenues were recognized from the opening balance of deferred revenue in the period. The increase in revenue for the three months ended March 31, 2025 as compared to the same period in 2024 is primarily attributable to the increase in transaction price attributable to the R&D performance obligation as a result of the recognition in 2024 of the first of two annual development cost contributions pursuant to the terms of the Menarini License.

Research and Development Expenses

Research and development expenses were $44.8 million for the three months ended March 31, 2025 compared to $42.4 million for the three months ended March 31, 2024, an increase of $2.4 million or 5%. This was primarily driven by:

•
a $4.8 million increase in non-clinical expenses due to greater activity related to pipeline expansion and product lifecycle management;
•
a $2.9 million increase in personnel expenses related to research and development expenses primarily driven by our share-based compensation arrangements which account for $1.7 million of the increase;
•
a $2.2 million increase in manufacturing expenses driven by investments in commercial manufacturing capabilities; and
•
a partially offsetting $8.1 million decrease in clinical expenses mainly due to the completion of several Phase 3 clinical trials in the second half of 2024.

The following table summarizes our research and development expenses for the periods indicated:

	For the three months ended March 31,
(In thousands of USD)	2025	2024	Change
Clinical expenses	24,010	32,089	(8,079)
Non-clinical expenses	5,283	495	4,788
Personnel expenses	8,566	5,673	2,893
Manufacturing costs	5,841	3,661	2,180
Regulatory expenses	1,017	492	525
Other research and development costs	34	20	14
Total research and development expenses	44,751	42,430	2,321

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.2 million for the three months ended March 31, 2025 compared to $14.5 million for the three months ended March 31, 2024, an increase of $12.7 million or 88%. This was primarily driven by:

•
a $9.4 million increase in personnel expenses related to selling, general and administrative expenses primarily driven by our share-based compensation arrangements which account for $5.6 million of the increase. The remainder is largely due to increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization and operation as a public company;
•
a $2.0 million increase in marketing and communication expenses related to startup costs as we begin to build capabilities to support our planned commercial launch of obicetrapib, if approved; and
•
a $0.8 million increase in costs related to our intellectual property primarily driven by worldwide patent filings.

Interest Income

Interest income was $7.4 million for the three months ended March 31, 2025 compared to $3.1 million for the three months ended March 31, 2024, an increase of $4.3 million or 138%. This increase was largely driven by an increase in the amount of cash, cash equivalents and marketable debt securities on which interest is earned.

Fair Value Change - Earnout

Fair value change - earnout was a gain of $4.0 million for the three months ended March 31, 2025 compared to a loss of $8.7 million for the three months ended March 31, 2024. The change is driven by changes in the market price during the period for Ordinary Shares which trade under the symbol "NAMS."

Fair Value Change - Warrants

Fair value change - warrants was a gain of $13.8 million for the three months ended March 31, 2025 compared to a loss of $30.2 million for the three months ended March 31, 2024. The change is driven by changes in the market price during the period for Warrants which trade under the symbol "NAMSW."

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a gain of $4.3 million for the three months ended March 31, 2025 compared to a loss of $2.4 million for the three months ended March 31, 2024. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $39.5 million for the three months ended March 31, 2025 compared to $93.8 million for the three months ended March 31, 2024. The individual components of the change are described above.

Liquidity and Capital Resources

Overview

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of obicetrapib. As a result, we are not yet profitable and have incurred losses in each annual period since our inception. As of March 31, 2025, we had an accumulated loss of $598.1 million. We expect to continue to incur significant losses for the foreseeable future.

We have historically funded our operations primarily through private and public placements of shares, the sale of convertible notes, proceeds from the Menarini License and the proceeds from the closing of the transactions contemplated by the Business Combination Agreement. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $808.5 million.

Sources of Liquidity

December 2024 Follow-on Offering

On December 13, 2024, we completed an underwritten public offering (the “December 2024 Offering”) of 14,667,347 Ordinary Shares at a public offering price of $24.50 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, Pre-Funded Warrants to purchase 4,882,653 Ordinary Shares at a public offering price of $24.4999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares, less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 14,667,347 Ordinary Shares issued and sold in the December 2024 Offering, 2,550,000 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The net proceeds to the Company from the December 2024 Offering were $453.4 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

At-the-Market Offering

On August 9, 2024, we entered into an amended and restated sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $250 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the three months ended March 31, 2025, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

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

As of March 31, 2025, we have received a total of €30 million and €13.8 million in milestone payments and R&D cost reimbursements, respectively, from Menarini, including €13.8 million which was received in the three months ended March 31, 2025.

Warrants

In the three months ended March 31, 2025, 15,942 Warrants were exercised at an exercise price of $11.50 per Ordinary Share generating gross proceeds of $0.2 million. As of March 31, 2025, we had another 2,616,639 outstanding Warrants to purchase 2,616,639 Ordinary Shares, exercisable at an exercise price of $11.50 per share, which expire on November 23, 2027, at 5:00 p.m., Eastern Standard Time. Based on the exercise price of the Warrants, we may receive up to $30.1 million assuming the exercise of all Warrants outstanding as of March 31, 2025. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Ordinary Shares and the spread between the exercise price of the Warrant and the price of an Ordinary Share at the time of exercise. For example, to the extent that the trading price of the Ordinary Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the trading price of the Ordinary Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. The exercise price of the Warrants has at times exceeded the market price of the Ordinary Shares. To the extent that the price of our Ordinary Shares is below $11.50, we believe that the Warrant holders will be unlikely to cash exercise their warrants, resulting in little to no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their expiration and, as such, certain unexercised Warrants may expire worthless. As such, it is possible that we may never generate any additional cash proceeds from the exercise of our Warrants. We have not included, and do not intend to include, any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability that the Warrants are exercised over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
(In thousands of USD)	2025	2024
Net cash used in operating activities	(36,468)	(54,602)
Net cash (used in)/provided by investing activities	2,855	(385)
Net cash provided by financing activities	6,519	198,180
Foreign exchange differences	3,771	(2,496)
Cash at the beginning of the period	771,743	340,450
Cash at the end of the period	748,420	481,147

Net Cash Flows Used In Operating Activities

Net cash flows used in operating activities was $36.5 million in the three months ended March 31, 2025 compared to $54.6 million in the three months ended March 31, 2024, a decrease of $18.1 million. This change was primarily due to an increase in interest income and the receipt of the first of two annual development cost contributions due under the Menarini License.

Net Cash Flows (Used In)/Provided By Investing Activities

Net cash flows (used in)/provided by investing activities was $2.9 million in the three months ended March 31, 2025 compared to $(0.4 million) in the three months ended March 31, 2024, a change of $3.3 million. The change is primarily due to our investments in available-for-sale debt securities of which we had none in the three months ended March 31, 2024. During the three months ended March 31, 2025 maturities of debt securities totaled $12.5 million, partially offset by purchases of debt securities totaling $9.6 million.

Net Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities was $6.5 million in the three months ended March 31, 2025 compared to $198.2 million in the three months ended March 31, 2024, a decrease of $191.7 million. This decrease was primarily related to the receipt of proceeds from the February 2024 offering in the prior year.

Operating Capital and Capital Expenditure Requirements

Third-Party Service Agreements

We have entered into a variety of agreements and financial commitments in the normal course of business with CROs, CMOs, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at March 31, 2025 they are estimated to be a maximum of $18.8 million due within one year and $1.3 million due in more than a year. As at March 31, 2025, we had cash and cash equivalents of $748.4 million which is sufficient to fund these obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our principal financial liabilities consist of trade and other payables lease liability and derivative warrant liabilities. The main purpose of these financial liabilities is to finance our day-to-day operations. Our financial assets consist of prepayments and other receivables and cash, that are derived from our operating activities and funding.

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

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to cash and trade and other payables denominated in currencies other than our functional currency, the

U.S. Dollar. As of March 31, 2025, our net exposure to foreign currency risk was $106.0 million, mainly related to the Euro. As of March 31, 2025, the effect of a hypothetical 1% change in exchange rates on currencies denominated in other than our functional currency would result in a potential change in future earnings in our consolidated statement of operations of approximately $1.1 million.

We partly manage our foreign currency risk by selectively holding foreign currency in our cash to offset foreign currency exposures from lease liabilities and trade and other payables. We plan to use this cash to settle future expenses we expect to incur in those foreign currencies.

Other Market Price Risk

As a result of the Business Combination, we have derivative warrant liabilities, which are measured at fair value through profit or loss. As at March 31, 2025 the fair value of the derivative warrant liabilities totaled $23.5 million. The value of the derivative warrant liability is directly correlated to the market price of a publicly traded Warrant which is traded under the symbol NAMSW. With all other variables held constant, a 1% change in the market price of NAMSW would change the value of the derivative warrant liability by 1% or $0.2 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing and undertaking clinical trials of our product candidate, obicetrapib. We are not profitable and have not generated product revenue from operations. We have historically incurred net losses since we commenced operations in October 2019. For the year-to-date period ended March 31, 2025, we incurred a net loss of $39.5 million and as of March 31, 2025 we had an accumulated deficit of $598.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, considering the current research and development stage of our activities, as we do not have products approved for commercial sale. Our ability to ultimately achieve recurring product revenues and profitability is dependent upon our ability to successfully complete the development of obicetrapib and obtain necessary regulatory approvals for, and successfully manufacture, market and commercialize, our product together with our partners.

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

Since our inception, almost all of our resources have been dedicated to the clinical development of obicetrapib. While we have been successful in the past in obtaining financing, we expect to continue to spend substantial amounts to continue the clinical development of our product candidate and on commercial readiness and establishment of sufficient commercial manufacturing capacity. As of March 31, 2025, we had cash and cash equivalents of $748.4 million.

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
•
that the Phase 3 clinical trials, even if successfully completed, will be sufficient to support a new drug application (“NDA”) submission;
•
the prevalence and severity of adverse events (“AEs”) associated with obicetrapib;
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

As a company, we have never progressed a product candidate through to regulatory approval. We have not previously submitted an NDA, an EU marketing authorization application (“MAA”) or any similar drug approval filing to the FDA, the EMA or any comparable regulatory authority for any product candidate, and we cannot be certain that obicetrapib will be successful in clinical trials or receive regulatory approval. Further, obicetrapib may not receive regulatory approval even if it is successful in clinical trials. Even if we successfully obtain regulatory approvals to market our product candidate, our revenues will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights or share in revenues from the exercise of such rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved. In addition, there are, in general, relatively limited sources that can provide commercial product supply. While we believe our existing suppliers are sufficient to support our estimated target commercial market, and that alternative sources of supply exist if needed, there is no guarantee that our current and projected supply would be sufficient to support our commercials needs, if approved, especially if the market for obicetrapib is larger than we expect.

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
•
obtain and maintain investigational review board (“IRB”) approval, or comparable independent ethics committee (“EC”) approval in foreign jurisdictions, at each clinical trial site;
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

Our clinical trials may also compete with other clinical trials for product candidates that seek to treat cardiometabolic diseases, and this competition will reduce the number and types of subjects available to us. In addition, our clinical trials, in particular the Phase 3 CVOT PREVAIL trial, are being conducted over the course of several years, during which new clinical trials by our competitors may be initiated. Even if we are able to enroll a sufficient number of subjects in our clinical trials, such subjects may later opt to enroll in a clinical trial that is initiated by one of our competitors. The number of subjects available for our clinical trials at certain clinical trial sites may also be reduced due to the limited number of qualified clinical investigators which may lead us to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use.

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

We cannot be certain of the timely completion or outcome of any of our current and future clinical studies, if any, on obicetrapib. We cannot be sure that the FDA, local regulatory authorities in the EU or other comparable regulatory authorities (including the Medicines and Healthcare products Regulatory Agency in the United Kingdom (“MHRA”), the Japan Pharmaceuticals and Medical Devices Agency in Japan (“PMDA”) and the China National Medical Products Administration in China (“NMPA”)) will accept the outcome of our clinical trial data as sufficient to support the submission of an IND, clinical trial authorizations (“CTAs”) or similar applications for any of our programs which may result in us being unable to submit INDs, CTAs or similar applications or result in FDA, local regulatory authorities in the EU or other comparable regulatory authority refusing to allow clinical trials to begin. Furthermore, Phase 3 clinical trials often produce unsatisfactory results even though prior clinical trials were successful. Moreover, the results of clinical trials may be unsatisfactory to the FDA, the EMA, the MHRA, the PMDA, the NMPA or other comparable regulatory authorities even if we believe those clinical trials to be successful. The FDA, the EMA, the MHRA, the PMDA, the NMPA or other comparable regulatory authorities may suspend one or all of our clinical trials or require that we conduct additional clinical, preclinical, manufacturing, validation or drug product quality studies and submit that data before considering or reconsidering any NDA or comparable foreign regulatory application that we may submit. Depending on the extent of these additional studies, approval of any applications that we submit may be significantly delayed or may cause the termination of such programs, or may require us to expend more resources than we have available. The FDA, the EMA, the MHRA, the PMDA, the NMPA or other comparable regulatory authorities can delay, limit or deny approval of our product candidate for many reasons, including:

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

Our ongoing clinical trials are being conducted both within and outside the United States, and we intend to conduct portions of our future clinical trials outside the United States. The acceptance of clinical trial data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (“GCP”) regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In cases where data from foreign clinical trials are intended to serve as the basis for marketing authorizations in the EU, the EMA and/or local regulatory authorities in EU member states require that such clinical trials follow the principles that are equivalent to the clinical trial requirements set out under relevant EU legislation, including with respect to ethical and GCP standards. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that any U.S. or foreign regulatory authority would accept data from clinical trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

If the FDA, the EMA or other comparable regulatory authority approves obicetrapib, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements and continued compliance with current good manufacturing practices (“cGMPs”) and GCPs for any clinical trials that we conduct post-approval. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. The EU similarly has in force falsified medicines rules, which require appropriate packaging, labeling, registration and tracking of certain medicinal products to ensure the detection of counterfeit medicinal products, and associated reporting requirements. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

If obicetrapib is approved, our main competition will come from current LDL-C lowering therapies on the market for use on top of maximally tolerated statins, such as PCSK9 inhibitor injectables from Amgen Inc., Regeneron Pharmaceuticals, Inc. and Novartis International AG. We may also face competition from oral therapeutics containing bempedoic acid from Esperion. We are aware that Merck has decided to advance its oral PCSK9 inhibitor, MK-0616, into Phase 3 development and AstraZeneca has advanced its oral PCSK9 inhibitor, AZD0780, into Phase 2 development. If approved, MK-0616 and/or AZD0780 could pose additional competition for obicetrapib.

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

We currently rely on third-party CMOs and suppliers for all of our required raw materials, active ingredients and finished products for our clinical trials. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidate, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidate for our clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels or in adequate quantities, if at all, the development and commercialization of our product candidate or any future product candidates would be delayed, or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products. We currently rely on several CMOs to produce both drug substances and drug products required for our clinical trials. While we believe our existing suppliers are sufficient and that alternative sources of supply exist if needed, there can be no assurance that we will be able to quickly establish additional or replacement sources if needed, and a reduction or interruption in supply could adversely affect our ability to manufacture our product candidate in a timely or cost-effective manner. In addition, some of our CMOs and suppliers are located outside of the United States. As such, we are also subject to any global supply chain disruption that may arise as a result of geopolitical factors, public health crises, natural disasters or the potential impacts of global climate change. Global supply chain disruptions could lead to interruptions in our suppliers’ production, which could impact our ability to obtain sufficient quantities of obicetrapib at an acceptable cost for our clinical trials and commercial sale, if approved.

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

Risks Related to Our Business and Strategy

*If we fail to manage our growth effectively, our business could be disrupted.

As of March 31, 2025, we had 77 employees and 13 consultants. We expect to continue to expand our development, quality, sales, managerial, operational, finance, marketing and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize obicetrapib, if approved. In addition, if we receive regulatory approval for obicetrapib, we expect to need to significantly expand our workforce to ensure a successful commercial launch of obicetrapib. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) which amended the FDCA, a company may file an abbreviated new drug application (“ANDA”) seeking approval of a generic version of an approved innovator product. Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates and our technology, one or more of our U.S. patents that we may own in the future may be eligible for limited patent term extension under Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Government Regulation

*Changes in U.S. government policies including increased tariffs could adversely affect our business.

Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our product, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, recent policy actions by the Trump administration, including the imposition of new tariffs on imported materials and goods from certain non-U.S. countries, may have an adverse impact on our business.

In April 2025, the Trump administration imposed a baseline ten percent tariff on imports from all nations importing goods to the United States, with that baseline supplemented in certain cases by additional tariffs that vary by nation, product or industry. Retaliatory tariffs on U.S. goods have been imposed by, among others, China, Canada and the European Union. Historically, tariffs have led to increased trade and political tensions between the United States and other countries in the international community. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions could have a material adverse effect on our financial condition or results of operations. In addition, increased tariffs on critical raw materials, components, and finished goods could raise our production costs and disrupt our supply chain, which could adversely affect our clinical development activities.

If these or similar policy changes continue or expand, we may face increased costs. Although we cannot predict the full extent of these impacts, any prolonged disruption could adversely affect our business, financial condition, and results of operations.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In December 2017, Congress repealed the tax penalty, effective January 1, 2019, for an individual’s failure to maintain ACA-mandated health insurance as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). President Biden issued an Executive Order that instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, there have been a number of health reform initiatives by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law, which sets forth meaningful changes to drug product reimbursement by Medicare. Among other actions, the IRA permits U.S. Department of Health and Human Services (“HHS”) to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan designated drugs for which the only approved indication (or indications) is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D, and fail to fall within a statutory exclusion, such as that for an orphan drug, those products could, after a period of time, be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increased the cost of a covered Medicare Part B or Part D approved product faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.

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

A U.S. Holder (as defined below) generally will be subject to additional U.S. federal income taxes and interest charges on the gain from a sale of Ordinary Shares and on receipt of an “excess distribution” with respect to Ordinary Shares or any of its non-U.S. subsidiaries. Under proposed regulations, a U.S. Holder may also be subject to additional U.S. federal income taxes and interest charges on the gain from the sale of the Public Warrants (as defined below), and the warrants to purchase Ordinary Shares initially issued as part of a unit issued in a private placement concurrently with the closing of FLAC’s initial public offering (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”). A U.S. Holder of stock of a PFIC generally may mitigate these adverse U.S. federal income tax consequences, however, by making a “qualified electing fund” election or a “mark-to-market” election. If we determine that we and/or any of our subsidiaries is a PFIC for any taxable year, we intend to provide a U.S. Holder such information as the United States Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election with respect to the Company and/or such non-U.S. subsidiaries, but there can be no assurance that we will be able to timely provide such required information.

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

*Our principal shareholders and management own a significant percentage of our Ordinary Shares and have representation on the Board of Directors and will be able to control matters subject to shareholder approval.

As of March 31, 2025, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 51.9% of our outstanding Ordinary Shares. Certain of our directors are also affiliated with certain of our greater than 5% shareholders. As a result of the foregoing, these shareholders may be able to significantly influence the outcome of matters submitted for director action, subject to obligation of the Board of Directors to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of the Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. The influence of these shareholders over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of our Ordinary Shares to decline or prevent our shareholders from realizing a premium over the market price for their Ordinary Shares. Investors in our Ordinary Shares should consider that the interests of these shareholders may differ from their interests in material respects.

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

As of March 31, 2025, Warrants to purchase an aggregate of 2,616,639 Ordinary Shares and Pre-Funded Warrants to purchase an aggregate of 6,220,287 Ordinary Shares were outstanding and are exercisable, as applicable, in accordance with the terms thereof. The exercise price of the Warrants is $11.50 per share. To the extent such warrants are exercised, additional Ordinary Shares will be issued, which will result in dilution to the holders of Ordinary Shares and increase the number of Ordinary Shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants and Pre-Funded Warrants may be exercised could adversely affect the market price of Ordinary Shares. To the extent that the Warrants are “out-of-the-money” we do not expect that all of the Warrant holders will exercise their Warrants. As such, there is no guarantee that the Warrants will ever be exercised. As of March 31, 2025, there were 21,851,453 Ordinary Shares issuable upon the exercise of options granted under the LTIP, Rollover Plan, Supplementary LTIP and Inducement Plan at a weighted average exercise price of $13.00. If the options are exercised, there may be additional Ordinary Shares offered which may further adversely affect the market price of our Ordinary Shares. In addition, as of March 31, 2025, there were 663,790 RSUs outstanding. Upon vesting, additional Ordinary Shares will be issued, which will result in dilution to the holders of Ordinary Shares and increase the number of Ordinary Shares eligible for resale in the public market, and could adversely affect the market price of our Ordinary Shares.

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

As of December 31, 2024, we no longer qualify as an emerging growth company within the meaning of Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are subject to certain disclosure and compliance requirements that apply to other public companies, but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

Except as set forth below, during the three months ended March 31, 2025, none of our officers or directors adopted, amended or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On March 10, 2025, Michael Davidson, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 750,000 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement’s expiration date is June 30, 2026.

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, entered into or terminated during the three months ended March 31, 2025.

Item 6. Exhibits.

Exhibit No.	Description of Document
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

NewAmsterdam Pharma Company N.V.

Date: May 8, 2025	By:	/s/ Michael Davidson
Michael Davidson, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Ian Somaiya
Ian Somaiya
Chief Financial Officer
(Principal Financial Officer)