Form 10-Q
period 2025-06-30
NewAmsterdam Pharma Co N.V.
filed 2025-08-06
CIK 1936258

fafROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 112,628,458 ordinary shares, nominal value €0.12 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. Forward-looking statements provide the Company’s current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the Company’s disclosure concerning its future operations, cash flows, financial position, dividend policy, prospects, strategies, objectives and other future events.

Forward-looking statements in this Quarterly Report and in any document incorporated by reference in this Quarterly Report may include, for example, statements about:

•
the potential liquidity and trading of the Company’s public securities;
•
the Company’s ability to raise additional capital in sufficient amounts or on terms acceptable to it;
•
the efficacy and safety of the Company’s product candidates, obicetrapib as a monotherapy and as a fixed-dose combination therapy with ezetimibe, as well as potential reimbursement and anticipated market size and market opportunity;
•
the Company’s dependence on the success of obicetrapib as a monotherapy and as a fixed-dose combination therapy with ezetimibe, including the obtaining of regulatory approval of such product candidates;
•
the timing, progress and results of clinical trials for the Company's product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and the period during which results of trials will become available and marketing submissions made;
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
•
the Company’s reliance on third parties for all aspects of the manufacturing of the Company's product candidates for clinical trials; and
•
the Company’s efforts to obtain, protect or enforce its patents and other intellectual property rights related to the Company’s product candidates.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section titled “Risk Factors” in this Quarterly Report and in our annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission ("SEC"). Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as specifically required by law. You should, however, review the factors and risks that the Company describes in the reports it files from time to time with the SEC.

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

Although the Company believes the expectations reflected in the forward-looking statements were reasonable at the time made, it cannot guarantee future results, level of activity, performance, achievements or events. You should carefully consider the cautionary statements contained or referred to in this section in connection with the forward-looking statements contained in this Quarterly

Report and any subsequent written or oral forward-looking statements that may be issued by the Company or persons acting on its behalf.

Unless otherwise stated or the context otherwise indicates, references to “we,” “our,” “us” or the “Company” refer to NewAmsterdam Pharma Company N.V., together with its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024
(In thousands of USD)
Assets
Current assets:
Cash and cash equivalents	563,864	771,743
Prepayments and other receivables	30,688	24,272
Employee receivables	—	4,951
Marketable securities, current	175,298	62,447
Total current assets	769,850	863,413
Marketable securities, net of current portion	44,172	—
Property, plant and equipment, net	312	242
Operating right of use asset	308	431
Intangible assets	470	534
Total assets	815,112	864,620
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	5,895	4,744
Accrued expenses and other current liabilities	9,460	13,608
Deferred revenue, current	—	6,008
Lease liability, current	225	246
Derivative earnout liability, current	—	44,798
Derivative warrant liabilities	20,932	37,514
Total current liabilities	36,512	106,918
Lease liability, net of current portion	103	202
Total liabilities	36,615	107,120
Commitments and contingencies (Note 12)
Shareholders' Equity (deficit):
Ordinary shares, €0.12 par value; 400,000,000 shares authorized; 112,509,914 and 82,469,768 shares issued and outstanding as at June 30, 2025 and December 31, 2024, respectively	14,014	13,444
Additional paid-in capital	1,375,618	1,298,160
Accumulated loss	(615,462)	(558,571)
Accumulated other comprehensive income	4,327	4,467
Total shareholders' equity	778,497	757,500
Total liabilities and shareholders' equity	815,112	864,620

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
(In thousands of USD, except per share amounts)
Revenue	19,145	2,279	22,123	3,680
Operating expenses:
Research and development expenses	27,516	38,379	72,267	80,809
Selling, general and administrative expenses	27,264	16,475	54,416	30,928
Total operating expenses	54,780	54,854	126,683	111,737
Operating loss	(35,635)	(52,575)	(104,560)	(108,057)
Other income (expense):
Interest income	7,055	4,870	14,406	7,953
Fair value change – earnout	—	3,096	3,992	(5,606)
Fair value change – warrants	2,590	6,596	16,352	(23,652)
Foreign exchange gains/(losses)	8,626	(994)	12,919	(3,412)
Loss before tax	(17,364)	(39,007)	(56,891)	(132,774)
Income tax expense	—	—	—	—
Loss for the period	(17,364)	(39,007)	(56,891)	(132,774)
Other comprehensive income/(loss)
Unrealized gain/(loss) on available-for-sale securities, net of tax	(107)	—	(140)	—
Total comprehensive loss for the period, net of tax	(17,471)	(39,007)	(57,031)	(132,774)
Net loss per ordinary share
Basic and diluted	$(0.15)	$(0.41)	$(0.48)	$(1.45)

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Shareholders' Equity

(Unaudited)

(In thousands of USD, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2023	82,469,768	10,173	590,771	(316,973)	4,422	288,393
Issuance of Ordinary Shares and Pre-Funded Warrants, net of issuance costs	5,871,909	759	189,207	—	—	189,966
Exercise of warrants	926,698	121	19,674	—	—	19,795
Exercise of stock options	452,461	60	(609)	—	—	(549)
Share-based compensation	—	—	7,965	—	—	7,965
Total loss and comprehensive loss for the period	—	—	—	(93,767)	—	(93,767)
As at March 31, 2024	89,720,836	11,113	807,008	(410,740)	4,422	411,803
Exercise of warrants	294,521	38	6,268	—	—	6,306
Share-based compensation	—	—	8,337	—	—	8,337
Total loss and comprehensive loss for the period	—	—	—	(39,007)	—	(39,007)
As at June 30, 2024	90,015,357	11,151	821,613	(449,747)	4,422	387,439

Balance at December 31, 2024	108,064,340	13,444	1,298,160	(558,571)	4,467	757,500
Issuance of Earnout Shares	1,743,136	226	40,581	—	—	40,807
Exercise of Pre-Funded Warrants	1,293,938	162	(162)	—	—	—
Exercise of warrants	15,942	2	410	—	—	412
Exercise of stock options	909,140	116	2,875	—	—	2,991
Vesting of RSUs	142,795	18	(18)	—	—	—
Share-based compensation	—	—	15,213	—	—	15,213
Total loss and comprehensive loss for the period	—	—	—	(39,527)	(33)	(39,560)
As at March 31, 2025	112,169,291	13,968	1,357,059	(598,098)	4,434	777,363
Exercise of warrants	100	—	2	—	—	2
Exercise of stock options	340,317	46	3,378	—	—	3,424
Vesting of RSUs	206	—	—			—
Share-based compensation	—	—	15,179	—	—	15,179
Total loss and comprehensive loss for the period	—	—	—	(17,364)	(107)	(17,471)
As at June 30, 2025	112,509,914	14,014	1,375,618	(615,462)	4,327	778,497

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2025	2024
(In thousands of USD)
Operating activities:
Loss for the period	(56,891)	(132,774)
Non-cash adjustments to reconcile loss before tax to net cash flows:
Depreciation and amortization	97	34
Non-cash rent expense	3	3
Fair value change - derivative earnout and warrants	(20,344)	29,258
Foreign exchange (gains)/losses	(12,919)	3,412
Amortization of premium/discount on available-for-sale debt securities	(985)	—
Share-based compensation	30,392	16,208
Changes in working capital:
Changes in prepayments and other receivables	(5,830)	(8,276)
Changes in accounts payable	1,860	(11,656)
Changes in accrued expenses and other current liabilities	(3,514)	(1,110)
Changes in deferred revenue	(6,008)	(3,680)
Net cash used in operating activities	(74,139)	(108,581)
Investing activities:
Purchase of property, plant and equipment, including internal use software	(104)	(594)
Maturities of available-for-sale debt securities	37,163	—
Purchases of available-for-sale debt securities	(193,340)	—
Net cash used in investing activities	(156,281)	(594)
Financing activities:
Proceeds from February 2024 offering of Ordinary Shares and Pre-Funded Warrants	—	190,481
Transaction costs on February 2024 issue of Ordinary Shares and Pre-Funded Warrants	—	(515)
Transaction costs on December 2024 issue of Ordinary Shares and Pre-Funded Warrants	(1,586)	—
Proceeds from exercise of warrants	184	13,421
Proceeds from exercise of options	11,346	440
Payment of withholding taxes related to net share settlement of exercised options	—	(989)
Net cash provided by financing activities	9,944	202,838
Net change in cash	(220,476)	93,663
Foreign exchange differences	12,597	(3,405)
Cash at the beginning of the period	771,743	340,450
Cash at the end of the period	563,864	430,708
Noncash financing and investing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	—	562
Issuance of earnout shares	40,807	—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements should be read together with our audited financial statements and accompanying notes for year ended December 31, 2024, included in our Annual Report on Form 10-K (the "Annual Report"), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025. Any terms not defined herein take the meaning as defined in the Annual Report. The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024 included herein has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year. The unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries. Any reference in these notes to the applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

Unless otherwise stated, the accounting policies of the Company are consistent with those described in Note 2 of the consolidated financial statements included within the Annual Report.

Note 3. Revenue

Revenue consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands of USD)	2025	2024	2025	2024
License revenue attributed from license performance obligation	—	—	—	—
License revenue attributed from R&D performance obligation	19,145	2,279	22,123	3,680
Total revenue	19,145	2,279	22,123	3,680

During the six months ended June 30, 2025 it was determined that the R&D performance obligation was satisfied in full and, as such, all of the deferred revenue on the consolidated balance sheet as of January 1, 2025 has been recognized as revenue during the period. In addition, during the six months ended June 30, 2025, it was determined that the second of two development cost reimbursements was probable to be realized with no significant reversals. As such, the amount of the reimbursement was added to the transaction price resulting in the recognition of $16.1 million in revenue attributed to the R&D performance obligation.

Note 4. Cash, cash equivalents and marketable securities

A summary of cash, cash equivalents and marketable securities held by the Company as of June 30, 2025 and December 31, 2024 is as follows:

	As at June 30, 2025
(In thousands of USD)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Cash and cash equivalents:
Cash	530,905	—	—	530,905
Money market funds (Level 1)	32,959	—	—	32,959
Total cash and cash equivalents	563,864	—	—	563,864
Marketable securities
US government securities due within one year (Level 1)	150,762	1	(99)	150,664
US government agency securities due within one year (Level 2)	24,641	—	(7)	24,634
US government securities due between one and two years (Level 1)	44,162	14	(4)	44,172
Total marketable securities	219,565	15	(110)	219,470

	As at December 31, 2024
(In thousands of USD)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Cash and cash equivalents:
Cash	733,826	—	—	733,826
Money market funds (Level 1)	25,444	—	—	25,444
US government agency securities (Level 2)	12,473	—	—	12,473
Total cash and cash equivalents	771,743	—	—	771,743
Marketable securities
US government securities due within one year (Level 1)	37,711	34	—	37,745
US government agency securities due within one year (Level 2)	24,691	11	—	24,702
Total marketable securities	62,402	45	—	62,447

Note 5. Fair Value Measurements

As of June 30, 2025 and December 31, 2024, the Company’s financial liabilities recognized at fair value on a recurring basis consisted of the following:

	As at June 30, 2025
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	19,596	—	—	19,596
Derivative warrant liability (Private Placement Warrants)	—	1,336	—	1,336
Derivative earnout liability	—	—	—	—
Total financial liabilities	19,596	1,336	—	20,932

	As at December 31, 2024
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	35,134	—	—	35,134
Derivative warrant liability (Private Placement Warrants)	—	2,380	—	2,380
Derivative earnout liability	—	—	44,798	44,798
Total financial liabilities	35,134	2,380	44,798	82,312

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

The following table presents a reconciliation of the derivative earnout liability measured on a recurring basis using Level 3 inputs as of June 30, 2025:

Balance on December 31, 2024	44,798
Change in fair value recognized through profit and loss	(3,992)
Settlement of derivative earnout liability upon achievement of milestone	(40,806)
Balance on June 30, 2025	—

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

Note 6. Prepayments and Other Receivables

Prepayments and other receivables consisted of the following:

(In thousands of USD)	June 30, 2025	December 31, 2024
Prepaid research and development costs	9,474	5,704
Other prepaid expenses	1,464	2,214
License fee receivable	16,115	14,285
Value added tax receivable	346	321
Other receivables	3,289	1,748
Total prepayments and other receivables	30,688	24,272

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands of USD)	June 30, 2025	December 31, 2024
Accrued research and development materials and services	2,981	2,069
Accrued compensation and benefits	3,783	8,721
Accrued professional fees and other	2,696	2,818
Total accrued expenses and other current liabilities	9,460	13,608

Note 8. Shareholders’ Equity

At-the-Market Offering

On August 9, 2024, we entered into an amended and restated sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $250 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0%

of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the six months ended June 30, 2025, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

Issuance of Earnout Shares

In March 2025, it was determined that the earnout milestone triggering event set forth in the Business Combination Agreement had occurred and, as a result, a total of 1,743,136 Ordinary Shares were issued in accordance with the terms of the Business Combination Agreement.

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

Note 9. Share-Based Compensation

The Company has four Share-based payment plans and one restricted share award in place as at June 30, 2025:

•
The Company’s Long-Term Incentive Plan (the “Plan”);
•
The Company’s Supplementary Long-Term Incentive Plan (the “Supplementary Plan”);
•
The Company’s Rollover Option Plan (the “Rollover Plan”);
•
The Company’s Inducement Plan (the “Inducement Plan,” together with the Plan, the Supplementary Plan and the Rollover Plan, the “Plans”); and
•
Chief Executive Officer Restricted Share Award.

The Plans

The Plans are equity-settled, and the Company may grant various forms of equity awards, including the granting of options to purchase Ordinary Shares (“Company Options”) and restricted stock units (“RSUs”), pursuant to the Plans. In total, as of June 30, 2025, a maximum of 27,435,355 Ordinary Shares may be reserved for issuance pursuant to the Plans. The number of Ordinary Shares reserved for grant under the Plan will increase annually on January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Company's Board of Directors.

The contractual term is 10 years from grant date for options granted under the Plans. In general, each Company Option has a four-year vesting period with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the next following three years.

In general, each RSU, other than the Earnout RSUs, has a three-year vesting period with one-third vesting on each one-year anniversary of the vesting start date.

The changes for the six months ended June 30, 2025 in the number of Company Options outstanding related to Ordinary Shares and their related weighted average exercise prices are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of USD)
Outstanding as at December 31, 2024	19,029,056	$10.04
Granted	4,424,537	$24.63
Exercised	(1,249,457)	$5.21
Outstanding as at June 30, 2025	22,204,136	$13.24	8.0	141,072
Options exercisable as at June 30, 2025	9,656,167	$8.92	7.2	89,992

The weighted average grant date fair value of Company Options, estimated as of the grant date using the Black-Scholes option pricing model, was $12.68, and $6.30 per option for options granted during the six months ended June 30, 2025 and 2024, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of Company Options exercised during the six months ended June 30, 2025 and 2024 was $20.1 million and $8.0 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Six months ended June 30,
	2025	2024
Expected life (years)	6.1	6.1
Risk-free rate	4.4%	3.9%
Volatility	47.5%	41.4%
Dividend yield	0.0%	0.0%

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

Expected Volatility

Since the Company was privately held through November 2022, it alone does not have sufficient relevant company-specific historical data to support its expected volatility alone. In prior periods, due to the insufficiency of historical volatility data on the Company’s own securities, the expected volatility input was determined using comparable companies alone. Beginning on January 1, 2024 expected volatility input was determined using a weighted average calculation considering the volatility of the Company’s own securities and the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Initially, the volatility of the Company’s Ordinary Shares is assigned a weighting of 10%. This weighting will be increased by 5% per calendar quarter (i.e. 35% in Q2 2025), until the expected volatility input is based entirely on the historical volatility of the Company’s Ordinary Shares. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-Free Interest Rate

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the Company Option.

Expected Dividend

The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its Ordinary Shares.

Restricted Stock Units

As at December 31, 2024 the Company had allocated 143,002 Earnout Shares to be granted to Participating Optionholders if and when a certain clinical development milestone is achieved during the earnout period. In March 2025 it was determined that the earnout milestone triggering event set forth in the Business Combination Agreement had occurred and, as a result Earnout Shares were delivered in the form of awards of RSUs (the “Earnout RSUs”) granted pursuant to the Plan to such Participating Optionholders who were, at the time of achievement of such milestone, still providing services to the Company. In total, 143,001 Earnout RSUs were granted, all of which have vested as of June 30, 2025. Though the Earnout RSUs were only legally granted upon the achievement of the milestone triggering event, in accordance with ASC 718, the Company determined the grant date of such Earnout RSUs to be November 22, 2022 for accounting purposes and began recognizing the associated share-based payment expenses once the milestone was deemed probable to occur.

The changes for the six months ended June 30, 2025 in the number of RSUs outstanding are as follows:

	Number of RSUs	Weighted average Fair Value Per Share
Outstanding as at December 31, 2024	143,002	$9.84
Granted	718,584	$25.28
Vested	(143,001)	$9.84
Forfeited/Cancelled	(1)	$9.84
Outstanding as at June 30, 2025	718,584	$25.28

The following summarizes the share-based payment expense recognized by type of award and line-item:

	Three months ended June 30,		Six months ended June 30,
(in thousands of USD)	2025	2024	2025	2024
Share-based compensation expense by type of award
Share options	12,518	8,290	25,090	16,208
Restricted stock units	2,661	—	5,302	—
Total share-based compensation expense	15,179	8,290	30,392	16,208
Share-based compensation expense by line-item
Research and development expenses	5,108	2,992	10,331	6,471
Selling, general and administrative expenses	10,071	5,298	20,061	9,737
Total share-based compensation expense	15,179	8,290	30,392	16,208

As of June 30, 2025, there was $58.2 million and $13.0 million of unrecognized compensation cost related to Company Options and RSUs that have not yet vested, respectively. These costs are expected to be recognized over a weighted average period of 3.2 years and 2.6 years until fully vested for the Company Options and RSUs, respectively.

Note 10.Segment Information

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

The following table presents the adjusted loss before taxes for the Company's single segment for each of the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
(In thousands of USD)	2025	2024	2025	2024
Revenue	19,145	2,279	22,123	3,680
Interest income	7,055	4,870	14,406	7,953
Less:
Personnel expense	9,900	7,017	20,063	12,286
External R&D expense	14,577	28,449	43,904	61,053
Manufacturing expense	4,289	4,277	10,130	7,938
Regulatory expense	1,025	408	2,042	900
Commercial programs	5,396	2,750	11,303	6,239
General and administrative expense	4,307	3,597	8,629	7,016
Depreciation and amortization	107	66	220	97
Segment adjusted loss before tax	(13,401)	(39,415)	(59,762)	(83,896)
Reconciliation to consolidated net loss
Share-based compensation expense	(15,179)	(8,290)	(30,392)	(16,208)
Change in fair value - derivatives	2,590	9,692	20,344	(29,258)
Foreign exchange gains/(losses)	8,626	(994)	12,919	(3,412)
Income tax expense	—	—	—	—
Consolidated net loss for the period	(17,364)	(39,007)	(56,891)	(132,774)

Note 11. Net Loss per Ordinary Share

For the purposes of calculating the weighted-average number of Ordinary Shares outstanding, the Ordinary Shares underlying the pre-funded warrants to purchase Ordinary Shares (the “Pre-Funded Warrants”) issued in the February 2024 follow-on offering and the December 2024 follow-on offering are included.

Basic and diluted net loss per Ordinary Share was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of USD, except share and per share amounts)	2025	2024	2025	2024
Net loss	(17,364)	(39,007)	(56,891)	(132,774)
Weighted average Ordinary Shares outstanding, basic and diluted	118,556,492	94,711,604	117,347,434	91,611,785
Net loss per Ordinary Share, basic and diluted	(0.15)	(0.41)	(0.48)	(1.45)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average Ordinary Shares outstanding as they would be anti-dilutive:

	As at June 30,
	2025	2024
Stock options	22,204,136	19,778,254
Restricted stock units	718,584	—
Outstanding warrants	2,616,539	2,700,152
Total	25,539,259	22,478,406

Note 12. Commitments and Contingencies

Commitments

The Company has entered into a variety of agreements and financial commitments in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide the Company with the option to cancel, reschedule and adjust its requirements based on the Company's business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of the Company's service providers, up to the date of cancellation. However, some of the Company's service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at June 30, 2025 they are estimated to be a maximum of $20.5 million.

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

Overview

We are a late-stage biopharmaceutical company whose mission is to improve patient care in populations with cardiometabolic diseases where currently approved therapies have not been adequate or well tolerated. We seek to fill a significant unmet need for a safe, well tolerated and convenient low-density lipoprotein cholesterol (“LDL-C”) lowering therapy. In multiple Phase 3 trials, we have investigated obicetrapib, an oral, low-dose, once-daily, highly selective cholesteryl ester transfer protein (“CETP”) inhibitor, alone or as a fixed-dose combination with ezetimibe, as LDL-C lowering therapies to be used as an adjunct to statin therapy for patients at risk of cardiovascular disease (“CVD”) with elevated LDL-C, for whom existing therapies are not sufficiently effective or well tolerated. We believe that CETP inhibition may also play a role in other indications by potentially mitigating the risk of developing diseases such as Alzheimer’s disease (“AD”).

Obicetrapib is a next-generation, oral, low-dose, highly selective CETP inhibitor that we are developing to potentially overcome the limitations of current LDL-C lowering treatments. In addition to LDL-C, in clinical trials obicetrapib has shown significant reductions in lipoprotein (a) (“Lp(a)”) and small LDL particles, all with safety comparable to placebo. We believe that obicetrapib has the potential to be a once-daily oral CETP inhibitor for lowering LDL-C, if approved. In each of our Phase 3 clinical trials, BROADWAY and BROOKLYN, evaluating obicetrapib as an adjunct to high-intensity statin therapy, obicetrapib met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In our Phase 3 TANDEM clinical trial, evaluating obicetrapib in combination with ezetimibe as an adjunct to high-intensity statin therapy, obicetrapib in combination with ezetimibe met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In five of our Phase 2 clinical trials, TULIP, ROSE, OCEAN, ROSE2 and our Japan Phase 2b clinical trial, evaluating obicetrapib as a monotherapy or a combination therapy with ezetimibe 10 mg, we observed statistically significant LDL-C lowering with side effects similar in frequency and severity to placebo including muscle-related side effects and drug-related treatment emergent serious adverse events. We have observed obicetrapib to be well tolerated in an aggregate of over 3,500 patients with low or moderately elevated LDL-C levels (“dyslipidemia”) in our clinical trials to date. Furthermore, we believe that obicetrapib’s oral delivery, demonstrated activity at low doses, chemical properties and tolerability make it well-suited for combination approaches.

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

In our clinical trials, obicetrapib has not only reduced LDL-C but also several additional biomarkers associated with MACE including non-HDL-C, apolipoprotein B, and small dense lipoprotein particles. We have also observed reductions in Lp(a), which is believed to be an independent MACE risk factor, along with reductions in total lipoprotein (“LDL”) particles and more specifically small LDL particles, which are believed to be more atherogenic particles.

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

Recent Developments

Positive Alzheimer's Disease Biomarker Data from BROADWAY Clinical Trial

On July 30, 2025, we announced data from the prespecified AD biomarker analysis in our BROADWAY clinical trial. The BROADWAY trial was primarily designed as a pivotal Phase 3 trial to evaluate LDL-C lowering efficacy of obicetrapib in adult patients with established ASCVD and/or HeFH, whose LDL-C is not adequately controlled, despite being on maximally tolerated lipid-lowering therapy. In connection with this trial, a prespecified analysis evaluated the effect of obicetrapib on plasma biomarkers of AD in 1,515 patients with established ASCVD and/or HeFH whose ApoE status was able to be determined based on phenotypic testing, including 367 ApoE4 carriers. ApoE4 is both a risk factor for cardiovascular disease and AD where ApoE4 carriers generally exhibit higher levels of LDL-C, Lp(a), and reduced cholesterol transport and clearance. Safety in this population was not evaluated independently from the overall BROADWAY study population, where obicetrapib was observed to be well-tolerated, with safety results comparable to placebo. Because this analysis was based on a subset of patients from BROADWAY (which was designed to evaluate LDL-C reductions in an ASCVD and/or HeFH population), it was not controlled for baseline differences between the treatment and placebo population.

In this analysis, treatment with obicetrapib 10 mg daily for 12 months resulted in statistically significant lower absolute changes in plasma p-tau217, a key biomarker of AD pathology, in both the analysis set of patients with baseline and end of study datapoints above the lower limit of quantification and excluding ApoE2/ApoE4 carriers (p=0.0019; n=1,515) and in the ApoE4 carriers (p=0.0215; n=367). Favorable trends were also observed across additional biomarkers, including neurofilament light chain (“NFL”), glial fibrillary acidic protein (“GFAP”), p-tau181, and the Aβ42/40 ratio, in the full analysis set and in ApoE4 carriers, with the greatest effect generally observed in carriers of two E4 proteins.

Percent change in AD biomarkers among E4/E4 carriers versus placebo (n=29)
Biomarker	p-tau217	NFL	GFAP	p-tau181	Aβ42/40	p-tau217/ (Aβ42/40)

Mean % Change	-20.48%	-17.31%	-15.24%	-13.67%	-7.96%	-22.65%
p-value	0.010	0.020	0.006	0.06	0.013	0.032

Percent change in p-tau217 progression by subgroup versus placebo
Biomarker	Full Analysis Set	ApoE4 Carriers	ApoE4,	ApoE4,	ApoE4/E4
n=	1,515	367	283	139	29
Mean % Change	-2.99%	-5.74%	-5.40%	-8.39%	-20.48%
p-value	0.019	0.022	0.06	0.039	0.010

p-tau217 is one of the first biomarkers to provide evidence of neurodegeneration and can begin to increase more than 20 years before onset of cognitive impairment. In addition, p-tau217 has been reported to have significantly higher accuracy in assessing AD than alternative plasma- or MRI-based analyses, and its performance has been reported to not significantly differ from key CSF- or PET-based measures. NFL and GFAP biomarkers are also considered predictive of neurodegeneration, and elevated levels in the blood have been associated with AD progression and pathology. These results build on the Company’s Phase 2a proof of concept trial and preclinical data, which showed reductions in brain cholesterol metabolites and stabilization of AD biomarkers in ApoE4 carriers.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue from the sale of pharmaceutical products. Our revenue has been solely derived from our license agreement with Menarini. Two performance obligations for the Menarini license were identified at contract inception, comprising a license to use our intellectual property (the “license performance obligation”) and a promise to continue the development activities for the licensed compound (the “R&D performance obligation”). Pursuant to the Menarini License, we received a non-refundable, non-creditable upfront amount of $120.9 million (€115.0 million) from Menarini on July 7, 2022, of which $98.6 million (€93.5 million) was attributed to the license performance obligation and recognized as revenue upon the execution of the Menarini License on June 23, 2022. The remaining $22.3 million (€21.5 million) was attributed to the R&D performance obligation and initially recognized as deferred revenue. As of June 30, 2025, the R&D performance obligation had been deemed to be completely satisfied and all deferred revenue related to such performance obligation was recognized.

Additionally, in partial contribution to our costs of development of the licensed products, Menarini may pay us €27.5 million, payable in two equal annual installments and attributed entirely to the R&D performance obligation. Due to the scientific uncertainties around the commercialization of the licensed products based on the success of clinical trials, which is out of our control, the fixed €27.5 million was considered constrained at contract execution and was not initially recognized within the transaction price until it becomes highly probable of no significant revenue reversal. As of June 30, 2025, both annual development cost contributions had been recognized within the transaction price.

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

All such costs are for the purpose of advancing our product candidates to successfully complete clinical development, attain regulatory approval and, if approved, commercialize our product candidates. Much of our current focus in our ongoing trials is on patient recruitment and retention and data cleaning. Research and development expenses consist of the following:

•
clinical expenses primarily incurred by CROs assisting with our sponsored clinical trials and including clinical investigator costs, patient enrollments and costs of clinical sites;
•
manufacturing expenses arising from investments in commercial manufacturing capabilities and active pharmaceutical ingredient and drug product development as performed by our contract manufacturing organizations (“CMOs”);
•
costs associated with obtaining potential regulatory approval of our product candidates, including preparation and submission of filings, ongoing monitoring and compliance with comments and recommendations provided by regulatory authorities, and regulatory-related advisory fees;
•
contracted personnel and employment costs attributed to research and development efforts, which includes management fees, salaries, share-based compensation expenses, bonus plans and payments to contractors who work for us for a fixed number of hours per week or per month;
•
preclinical and nonclinical research and development expenses of our product candidates; and
•
other clinical costs such as clinical trial insurance and other consultancy fees.

We expect our research and development expenses to be significant as we advance our product candidates through clinical trials and pursue regulatory approval. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming. Clinical trials generally become larger and more costly to conduct as they advance into later stages and, in the future, we will be required to make estimates for expense accruals related to clinical trial expenses. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of obicetrapib as a monotherapy and as a fixed-dose combination with ezetimibe. See the section entitled “Risk Factors—Risks Related to Our Product Development, Regulatory Approval and Commercialization” contained in the Annual Report for more information regarding the risks associated with clinical development.

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

Interest Income

Interest income is recognized using the effective interest rate method. Interest income for the three and six months ended June 30, 2025 and 2024 is related to interest earned on cash, cash equivalents and marketable securities.

Net Foreign Exchange Gain/Loss

Our exchange gain relates mainly to cash balances denominated in foreign currencies, but also to transactions denominated in foreign currencies. Our foreign currency exposure is mainly related to the Euro. As of June 30, 2025, our net exposure to foreign currency risk was $124.3 million, as compared to $108.6 million as of December 31, 2024.

Income Tax

We have a history of losses and therefore have de minimis amounts of corporate tax. We expect to continue incurring losses as we continue to invest in our clinical and preclinical development programs. Consequently, any deferred tax assets are fully offset by a valuation allowance on our balance sheet.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the three months ended June 30,
(In thousands of USD)	2025	2024	Change
Revenue	19,145	2,279	16,866
Operating Expenses:
Research and development expenses	27,516	38,379	(10,863)
Selling, general and administrative expenses	27,264	16,475	10,789
Total operating expenses	54,780	54,854	(74)
Operating Loss	(35,635)	(52,575)	16,940
Other income (expense):
Interest Income	7,055	4,870	2,185
Fair value change - earnout	—	3,096	(3,096)
Fair value change - warrants	2,590	6,596	(4,006)
Foreign exchange gains/(losses)	8,626	(994)	9,620
Loss before tax	(17,364)	(39,007)	21,643
Income tax expense	—	—	—
Loss for the period	(17,364)	(39,007)	21,643

Revenue

Revenue was $19.1 million for the three months ended June 30, 2025 compared to $2.3 million for the three months ended June 30, 2024, an increase of $16.8 million, or 740%. This increase is largely due to the recognition of $16.1 million of revenue in the current period related to the second installment of development cost contributions under the Menarini License.

Research and Development Expenses

Research and development expenses were $27.5 million for the three months ended June 30, 2025 compared to $38.4 million for the three months ended June 30, 2024, a decrease of $10.9 million, or 28%. This was primarily driven by:

•
a $15.0 million decrease in clinical expenses mainly due to the completion of several Phase 3 clinical trials in the second half of 2024 and cost phasing in ongoing clinical trials;
•
partially offset by a $2.4 million increase in personnel expenses related to research and development activities primarily driven by our share-based compensation arrangements which account for $2.1 million of the increase;

•
a $1.3 million increase in non-clinical expenses due to greater activity related to pipeline expansion and product lifecycle management; and
•
a $0.6 million increase in regulatory expenses primarily driven by the preparation and planned submission of regulatory applications for obicetrapib.

The following table summarizes our research and development expenses for the periods indicated:

	For the three months ended June 30,
(In thousands of USD)	2025	2024	Change
Clinical expenses	12,969	28,002	(15,033)
Non-clinical expenses	1,580	301	1,279
Personnel expenses	7,625	5,245	2,380
Manufacturing costs	4,289	4,277	12
Regulatory expenses	1,025	408	617
Other research and development costs	28	146	(118)
Total research and development expenses	27,516	38,379	(10,863)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.3 million for the three months ended June 30, 2025 compared to $16.5 million for the three months ended June 30, 2024, an increase of $10.8 million or 65%. This was primarily driven by:

•
a $7.8 million increase in personnel expenses related to selling, general and administrative activities primarily driven by our share-based compensation arrangements which account for $4.8 million of the increase. The remainder was largely due to increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization and operation as a public company;
•
a $2.1 million increase in marketing and communication expenses related to startup costs as we began to build capabilities to support our planned commercial launch of obicetrapib, if approved; and
•
a $0.6 million increase in costs related to our intellectual property primarily driven by worldwide patent filings.

Interest Income

Interest income was $7.1 million for the three months ended June 30, 2025 compared to $4.9 million for the three months ended June 30, 2024, an increase of $2.2 million or 45%. This increase was largely driven by an increase in the amount of cash, cash equivalents and marketable debt securities on which interest was earned.

Fair Value Change - Earnout

Fair value change - earnout was nil for the three months ended June 30, 2025 compared to a gain of $3.1 million for the three months ended June 30, 2024. The earnout liability was settled in full in March 2025.

Fair Value Change - Warrants

Fair value change - warrants was a gain of $2.6 million for the three months ended June 30, 2025 compared to a gain of $6.6 million for the three months ended June 30, 2024. The change is driven by changes in the market price of the warrants trading under the symbol “NAMSW” (the “Warrants”) during the period.

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a gain of $8.6 million for the three months ended June 30, 2025 compared to a loss of $1.0 million for the three months ended June 30, 2024. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $17.4 million for the three months ended June 30, 2025 compared to $39.0 million for the three months ended June 30, 2024, a decrease of $21.6 million. The individual components of the change are described above.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the six months ended June 30,
(In thousands of USD)	2025	2024	Change
Revenue	22,123	3,680	18,443
Operating Expenses:
Research and development expenses	72,267	80,809	(8,542)
Selling, general and administrative expenses	54,416	30,928	23,488
Total operating expenses	126,683	111,737	14,946
Operating Loss	(104,560)	(108,057)	3,497
Other income (expense):
Interest Income	14,406	7,953	6,453
Fair value change - earnout	3,992	(5,606)	9,598
Fair value change - warrants	16,352	(23,652)	40,004
Foreign exchange gains/(losses)	12,919	(3,412)	16,331
Loss before tax	(56,891)	(132,774)	75,883
Income tax expense	—	—	—
Loss for the period	(56,891)	(132,774)	75,883

Revenue

Revenue was $22.1 million for the six months ended June 30, 2025 compared to $3.7 million for the six months ended June 30, 2024, an increase of $18.4 million, or 501%. This increase was largely due to the recognition of $16.1 million of revenue related to the second installment of development cost contributions under the Menarini License in the current period. The remaining increase was due to the 2024 increase in transaction price attributable to the R&D performance obligation.

Research and Development Expenses

Research and development expenses were $72.3 million for the six months ended June 30, 2025 compared to $80.8 million for the six months ended June 30, 2024, a decrease of $8.5 million, or 11%. This was primarily driven by a:

•
a $23.1 million decrease in clinical expenses mainly due to the completion of several Phase 3 clinical trials in the second half of 2024 and cost phasing in ongoing clinical trials;
•
partially offset by a $6.1 million increase in non-clinical expenses due to greater activity related to pipeline expansion and product lifecycle management;
•
a $5.3 million increase in personnel expenses related to research and development activities primarily driven by our share-based compensation arrangements which accounted for $3.9 million of the increase;
•
a $2.2 million increase in manufacturing expenses driven by investments in commercial manufacturing capabilities; and
•
a $1.1 million increase in regulatory expenses primarily driven by the preparation and planned submission of regulatory applications for obicetrapib.

The following table summarizes our research and development expenses for the periods indicated:

	For the six months ended June 30,
(In thousands of USD)	2025	2024	Change
Clinical expenses	36,979	60,091	(23,112)
Non-clinical expenses	6,863	796	6,067
Personnel expenses	16,191	10,918	5,273
Manufacturing costs	10,130	7,938	2,192
Regulatory expenses	2,042	900	1,142
Other research and development costs	62	166	(104)
Total research and development expenses	72,267	80,809	(8,542)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $54.4 million for the six months ended June 30, 2025 compared to $30.9 million for the six months ended June 30, 2024, an increase of $23.5 million or 76%. This was primarily driven by:

•
a $17.3 million increase in personnel expenses related to selling, general and administrative activities primarily driven by our share-based compensation arrangements which accounted for $10.3 million of the increase. The remainder was largely due to increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization and operation as a public company;
•
a $4.1 million increase in marketing and communication expenses related to startup costs as we began to build capabilities to support our planned commercial launch of obicetrapib, if approved; and
•
a $1.4 million increase in costs related to our intellectual property primarily driven by worldwide patent filings.

Interest Income

Interest income was $14.4 million for the six months ended June 30, 2025 compared to $8.0 million for the six months ended June 30, 2024, an increase of $6.4 million or 80%. This increase was largely driven by an increase in the amount of cash, cash equivalents and marketable debt securities on which interest was earned.

Fair Value Change - Earnout

Fair value change - earnout was a gain of $4.0 million for the six months ended June 30, 2025 compared to a loss of $5.6 million for the six months ended June 30, 2024. The change was driven by changes in the market price for ordinary shares which trade under the symbol “NAMS” (the “Ordinary Shares”) prior to the settlement of the earnout liability, which occurred in March 2025.

Fair Value Change - Warrants

Fair value change - warrants was a gain of $16.4 million for the six months ended June 30, 2025 compared to a loss of $23.7 million for the six months ended June 30, 2024. The change was driven by changes in the market price of the Warrants during the period.

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a gain of $12.9 million for the six months ended June 30, 2025 compared to a loss of $3.4 million for the three months ended June 30, 2024. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $56.9 million for the six months ended June 30, 2025 compared to $132.8 million for the six months ended June 30, 2024, a decrease of $75.9 million. The individual components of the change are described above.

Liquidity and Capital Resources

Overview

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of obicetrapib. As a result, we are not yet profitable and have incurred losses in each annual period since our inception. As of June 30, 2025, we had an accumulated loss of $615.5 million. We expect to continue to incur significant losses for the foreseeable future.

We have historically funded our operations primarily through private and public placements of shares, the sale of convertible notes, proceeds from the Menarini License and the proceeds from the closing of the transactions contemplated by the Business Combination Agreement. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $783.3 million.

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

At-the-Market Offering

On August 9, 2024, we entered into an amended and restated sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $250 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the six months ended June 30, 2025, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

Menarini License

On June 23, 2022, we entered into the Menarini License, pursuant to which we granted Menarini an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property and our regulatory documentation to undertake post approval development activities and commercialize the Licensed Products, for any use in the Menarini Territory. Pursuant to the Menarini License, Menarini made a non-refundable, non-creditable upfront payment to us of €115 million. Menarini has also committed to providing us €27.5 million in funding for the research and development activities related to the Licensed Products over two years, together with bearing 50% of any development costs incurred in respect of the pediatric population in the Menarini Territory. We are also eligible to receive up to €863 million upon the achievement of various clinical, regulatory and commercial milestones. If obicetrapib is approved, and successfully commercialized by Menarini, we will be entitled to tiered royalties ranging from the low double-digits to the mid-twenties as a percentage of net sales in the Menarini Territory, with royalty step-downs in the event of generic entrance or in respect of required third-party intellectual property payments. See the section entitled “Business—Commercial” contained in our Annual Report for a full description of the Menarini License.

As of June 30, 2025, we have received a total of €30 million and €13.8 million in milestone payments and R&D cost reimbursements, respectively, from Menarini, including €13.8 million which was received in the six months ended June 30, 2025.

Warrants

In the six months ended June 30, 2025, 16,042 Warrants were exercised at an exercise price of $11.50 per Ordinary Share generating gross proceeds of $0.2 million. As of June 30, 2025, we had another 2,616,539 outstanding Warrants to purchase 2,616,539 Ordinary Shares, exercisable at an exercise price of $11.50 per share, which expire on November 23, 2027, at 5:00 p.m., Eastern Standard Time. Based on the exercise price of the Warrants, we may receive up to $30.1 million assuming the exercise of all Warrants outstanding as of June 30, 2025. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Ordinary Shares and the spread between the exercise price of the Warrant and the price of an Ordinary Share at the time of exercise. For example, to the extent that the trading price of the Ordinary Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the trading price of the Ordinary Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. The exercise price of the Warrants has at times exceeded the market price of the Ordinary Shares. To the extent that the price of our Ordinary Shares is below $11.50, we believe that the Warrant holders will be unlikely to cash exercise their warrants, resulting in little to no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their expiration and, as such, certain unexercised Warrants may expire worthless. As such, it is possible that we may never generate any additional cash proceeds from the exercise of our Warrants. We have not included, and do not intend to include, any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability that the Warrants are exercised over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
(In thousands of USD)	2025	2024
Net cash used in operating activities	(74,139)	(108,581)
Net cash used in investing activities	(156,281)	(594)
Net cash provided by financing activities	9,944	202,838
Foreign exchange differences	12,597	(3,405)
Cash at the beginning of the period	771,743	340,450
Cash at the end of the period	563,864	430,708

Net Cash Flows Used In Operating Activities

Net cash flows used in operating activities was $74.1 million in the six months ended June 30, 2025 compared to $108.6 million in the six months ended June 30, 2024, a decrease of $34.5 million. This change was primarily due to an increase in interest income and the receipt of the first of two annual development cost contributions due under the Menarini License.

Net Cash Flows Used In Investing Activities

Net cash flows used in investing activities was $156.3 million in the six months ended June 30, 2025 compared to $0.6 million in the six months ended June 30, 2024, a change of $155.7 million. The change was primarily due to our investments in available-for-sale debt securities of which we had none in the six months ended June 30, 2024. During the six months ended June 30, 2025, purchases of debt securities totaled $193.3 million, partially offset by maturities of debt securities totaling $37.2 million.

Net Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities was $9.9 million in the six months ended June 30, 2025 compared to $202.8 million in the six months ended June 30, 2024, a decrease of $192.9 million. This decrease was primarily related to the receipt of proceeds from the February 2024 Offering in the prior year.

Operating Capital and Capital Expenditure Requirements

Third-Party Service Agreements

We have entered into a variety of agreements and financial commitments in the normal course of business with CROs, CMOs, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at June 30, 2025 they are estimated to be a maximum of $18.3 million due within one year and $2.2 million due in more than a year. As at June 30, 2025, we had cash and cash equivalents of $563.9 million which is sufficient to fund these obligations.

Leases

We are party to a services agreement (the "Naarden Lease") pursuant to which an affiliate of Forbion leased us office space, an office lease agreement with Renaissance Aventura LLC, dated May 24, 2021, as amended April 9, 2024 (as amended, the “Miami Lease”), and an office sublease agreement with GR8 People, Inc., dated April 2, 2024 (the “Yardley Lease”). Under the Naarden Lease, we are obligated to pay €40 thousand per year in rent. The Naarden Lease will continue until terminated by either us or the landlord. Pursuant to the Miami Lease, we are required to pay annual rent ranging from $75 thousand to $82 thousand, increasing from the low end of the range to the higher end of the range for each year of the lease. The Miami Lease will expire by its terms on October 31, 2027, unless terminated earlier by either party pursuant to the terms of the Miami Lease. Pursuant to the Yardley Lease, we are required to pay annual rent ranging from $189 thousand to $194 thousand, increasing from the low end of the range to the higher end of the range for each year of the lease. The Yardley Lease will expire by its terms on April 3, 2026, unless terminated earlier by either party pursuant to the terms of the Yardley Lease.

Menarini License

We will be responsible for the development and commercialization costs related to Licensed Products other than those in the Menarini Territory. In addition, under specified conditions of the agreement, we agreed to bear 50% of certain development costs incurred by the other party in the development of the Licensed Products in the Menarini Territory. See the section entitled “Business—Marketing and Sales” contained in the Annual Report for a description of the Menarini License.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our principal financial liabilities consist of trade and other payables, lease liabilities and derivative warrant liabilities. The main purpose of these financial liabilities is to finance our day-to-day operations. Our financial assets consist of prepayments and other receivables and cash, that are derived from our operating activities and funding.

We are exposed to market risk, credit risk and liquidity risk. Our senior management oversees the management of these risks. Our Board of Directors (the "Board of Directors") reviews and approves policies for managing each of these risks, which are summarized below.

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

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to cash and trade and other payables denominated in currencies other than our functional currency, the U.S. Dollar. As of June 30, 2025, our net exposure to foreign currency risk was $124.3 million, mainly related to the Euro. As of June 30, 2025, the effect of a hypothetical 1% change in exchange rates on currencies denominated in other than our functional currency would result in a potential change in future earnings in our consolidated statement of operations of approximately $1.2 million.

We partly manage our foreign currency risk by selectively holding foreign currency in our cash to offset foreign currency exposures from lease liabilities and trade and other payables. We plan to use this cash to settle future expenses we expect to incur in those foreign currencies.

Other Market Price Risk

As a result of the Business Combination, we have derivative warrant liabilities, which are measured at fair value through profit or loss. As of June 30, 2025 the fair value of the derivative warrant liabilities totaled $20.9 million. The value of the derivative warrant liability is directly correlated to the market price of a publicly traded Warrant which is traded under the symbol "NAMSW". With all other variables held constant, a 1% change in the market price of NAMSW would change the value of the derivative warrant liability by 1% or $0.2 million.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

Risks Related to Government Regulation

Changes in U.S. government policies including increased tariffs could adversely affect our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

Except as set forth below, during the three months ended June 30, 2025, none of our officers or directors adopted, amended or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On April 4, 2025, Ian Somaiya, our Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement for the potential sale of up to 200,000 Ordinary Shares. The arrangement was initially adopted on September 27, 2024.

On June 30, 2025, Michael Davidson, our Chief Executive Officer, modified his previously disclosed Rule 10b5-1 trading arrangement that he initially adopted on March 10, 2025. As modified, the plan provides for the potential sale of up to 750,000 Ordinary Shares, subject to certain price thresholds and other conditions, and will expire on October 30, 2026.

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, entered into or terminated during the three months ended June 30, 2025.

Item 6. Exhibits.

Incorporated by Reference to Filings Indicated
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	English translation of the Deed of Conversion and Articles of Association of NewAmsterdam Pharma Company N.V.	20-F	001-41562	1.1	11/28/22
10.1	Form of Restricted Stock Unit Award Agreement					X
10.2	Employment Agreement, dated July 11, 2025, between NewAmsterdam Pharma B.V. and Dr. John Kastelein.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAmsterdam Pharma Company N.V.

Date: August 6, 2025	By:	/s/ Michael Davidson
Michael Davidson, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Ian Somaiya
Ian Somaiya
Chief Financial Officer
(Principal Financial Officer)