Form 10-Q
period 2025-09-30
NewAmsterdam Pharma Co N.V.
filed 2025-11-05
CIK 1936258

fafROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 113,390,804 ordinary shares, nominal value €0.12 per share, outstanding.

1

_________________________

Unless otherwise stated or the context otherwise indicates, references to “we,” “our,” “us” or the “Company” refer to NewAmsterdam Pharma Company N.V., together with its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. Forward-looking statements provide the Company’s current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements in this Quarterly Report include, but are not limited to, statements regarding the Company’s future operations, cash flows, financial position, dividend policy, prospects, strategies, objectives and other future events.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
(In thousands of USD)
Assets
Current assets:
Cash and cash equivalents	538,407	771,743
Prepayments and other receivables	28,074	24,272
Employee receivables	—	4,951
Marketable securities, current	164,539	62,447
Restricted cash	1,308	—
Total current assets	732,328	863,413
Marketable securities, net of current portion	53,091	—
Property, plant and equipment, net	323	242
Operating right of use asset	246	431
Intangible assets	439	534
Total assets	786,427	864,620
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	3,632	4,744
Accrued expenses and other current liabilities	10,098	13,608
Deferred revenue, current	—	6,008
Lease liability, current	181	246
Derivative earnout liability, current	—	44,798
Derivative warrant liabilities	44,361	37,514
Total current liabilities	58,272	106,918
Lease liability, net of current portion	85	202
Total liabilities	58,357	107,120
Commitments and contingencies (Note 12)
Shareholders' Equity (deficit):
Ordinary shares, €0.12 par value; 400,000,000 shares authorized; 113,172,684 and 108,064,340 shares issued and outstanding as at September 30, 2025 and December 31, 2024, respectively	14,107	13,444
Additional paid-in capital	1,396,790	1,298,160
Accumulated loss	(687,467)	(558,571)
Accumulated other comprehensive income	4,640	4,467
Total shareholders' equity	728,070	757,500
Total liabilities and shareholders' equity	786,427	864,620

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
(In thousands of USD, except per share amounts)
Revenue	348	29,111	22,471	32,791
Operating expenses:
Research and development expenses	30,971	35,702	103,238	116,511
Selling, general and administrative expenses	24,520	18,412	78,936	49,340
Total operating expenses	55,491	54,114	182,174	165,851
Operating loss	(55,143)	(25,003)	(159,703)	(133,060)
Other income (expense):
Interest income	6,713	4,443	21,119	12,396
Fair value change – earnout	—	(5,414)	3,992	(11,020)
Fair value change – warrants	(23,792)	4,644	(7,440)	(19,008)
Loss on disposal of property, plant and equipment	(1)	—	(1)	—
Foreign exchange gains/(losses)	218	4,682	13,137	1,270
Loss before tax	(72,005)	(16,648)	(128,896)	(149,422)
Income tax expense (benefit)	—	(1)	—	(1)
Loss for the period	(72,005)	(16,647)	(128,896)	(149,421)
Other comprehensive income/(loss)
Unrealized gain/(loss) on available-for-sale securities, net of tax	313	—	173	—
Total comprehensive loss for the period, net of tax	(71,692)	(16,647)	(128,723)	(149,421)
Net loss per ordinary share
Basic and diluted	$(0.61)	$(0.18)	$(1.09)	$(1.61)

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Shareholders' Equity

(Unaudited)

(In thousands of USD, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2023	82,469,768	10,173	590,771	(316,973)	4,422	288,393
Issuance of Ordinary Shares and Pre-Funded Warrants, net of issuance costs	5,871,909	759	189,207	—	—	189,966
Exercise of warrants	926,698	121	19,674	—	—	19,795
Exercise of stock options	452,461	60	(609)	—	—	(549)
Share-based compensation	—	—	7,965	—	—	7,965
Total loss and comprehensive loss for the period	—	—	—	(93,767)	—	(93,767)
As at March 31, 2024	89,720,836	11,113	807,008	(410,740)	4,422	411,803
Exercise of warrants	294,521	38	6,268	—	—	6,306
Share-based compensation	—	—	8,337	—	—	8,337
Total loss and comprehensive loss for the period	—	—	—	(39,007)	—	(39,007)
As at June 30, 2024	90,015,357	11,151	821,613	(449,747)	4,422	387,439
Exercise of Pre-Funded Warrants	2,105,248	279	(279)	—	—	—
Exercise of stock options	45,000	5	53	—	—	58
Share-based compensation	—	—	8,012	—	—	8,012
Total loss and comprehensive loss for the period	—	—	—	(16,647)	—	(16,647)
As at September 30, 2024	92,165,605	11,435	829,399	(466,394)	4,422	378,862

Balance at December 31, 2024	108,064,340	13,444	1,298,160	(558,571)	4,467	757,500
Issuance of Earnout Shares	1,743,136	226	40,581	—	—	40,807
Exercise of Pre-Funded Warrants	1,293,938	162	(162)	—	—	—
Exercise of warrants	15,942	2	410	—	—	412
Exercise of stock options	909,140	116	2,875	—	—	2,991
Vesting of RSUs	142,795	18	(18)	—	—	—
Share-based compensation	—	—	15,213	—	—	15,213
Total loss and comprehensive loss for the period	—	—	—	(39,527)	(33)	(39,560)
As at March 31, 2025	112,169,291	13,968	1,357,059	(598,098)	4,434	777,363
Exercise of warrants	100	—	2	—	—	2
Exercise of stock options	340,317	46	3,378	—	—	3,424
Vesting of RSUs	206	—	—	—	—	—
Share-based compensation	—	—	15,179	—	—	15,179
Total loss and comprehensive loss for the period	—	—	—	(17,364)	(107)	(17,471)
As at June 30, 2025	112,509,914	14,014	1,375,618	(615,462)	4,327	778,497
Exercise of warrants	23,826	4	633	—	—	637
Exercise of stock options	638,944	89	5,529	—	—	5,618
Share-based compensation	—	—	15,010	—	—	15,010
Total loss and comprehensive loss for the period	—	—	—	(72,005)	313	(71,692)
As at September 30, 2025	113,172,684	14,107	1,396,790	(687,467)	4,640	728,070

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2025	2024
(In thousands of USD)
Operating activities:
Loss for the period	(128,896)	(149,421)
Non-cash adjustments to reconcile loss before tax to net cash flows:
Depreciation and amortization	161	62
Non-cash rent expense	3	8
Fair value change - derivative earnout and warrants	3,448	30,028
Loss on disposal of property, plant and equipment	1	—
Foreign exchange (gains)/losses	(13,137)	(1,270)
Amortization of premium/discount on available-for-sale debt securities	(1,381)	—
Share-based compensation	45,402	24,204
Changes in working capital:
Changes in prepayments and other receivables	(3,216)	(8,769)
Changes in accounts payable	(409)	(9,751)
Changes in accrued expenses and other current liabilities	(2,876)	(708)
Changes in deferred revenue	(6,008)	(5,466)
Net cash used in operating activities	(106,908)	(121,083)
Investing activities:
Purchase of property, plant and equipment, including internal use software	(146)	(669)
Maturities of marketable securities	71,563	—
Purchases of marketable securities	(225,192)	—
Net cash used in investing activities	(153,775)	(669)
Financing activities:
Proceeds from February 2024 offering of Ordinary Shares and Pre-Funded Warrants	—	190,481
Transaction costs on February 2024 issue of Ordinary Shares and Pre-Funded Warrants	—	(515)
Transaction costs on December 2024 issue of Ordinary Shares and Pre-Funded Warrants	(1,586)	—
Proceeds from exercise of warrants	458	13,421
Proceeds from exercise of options	16,964	498
Payment of withholding taxes related to net share settlement of exercised options	—	(989)
Net cash provided by financing activities	15,836	202,896
Net change in cash, cash equivalents and restricted cash	(244,847)	81,144
Foreign exchange differences	12,819	1,135
Cash, cash equivalents and restricted cash at the beginning of the period	771,743	340,450
Cash, cash equivalents and restricted cash at the end of the period	539,715	422,729
Noncash financing and investing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	—	562
Issuance of earnout shares	40,807	—

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	538,407	422,729
Restricted cash	1,308	—
	539,715	422,729

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

On September 24, 2025, NewAmsterdam Pharma Holding B.V., a non-operating, wholly-owned subsidiary of the Company, merged with and into NewAmsterdam Pharma Company N.V. On the same date, Frazier Life Sciences Acquisition Corporation, a non-operation, wholly-owned subsidiary of the Company, merged with and into NewAmsterdam Pharma Corporation, a wholly-owned subsidiary of the Company. The transactions represent combinations between entities under common control. NewAmsterdam Pharma Holding B.V. and Frazier Life Sciences Acquisition Corporation had no material operations and the mergers had no impact on the consolidated financial statements of the Company. As such, no separate pre-combination results are presented.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements should be read together with our audited financial statements and accompanying notes for year ended December 31, 2024, included in our Annual Report on Form 10-K (the "Annual Report"), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025. Any terms not defined herein take the meaning as defined in the Annual Report. The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024 included herein has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year. The unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries. Any reference in these notes to the applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

Except for the policy described below, the accounting policies of the Company are consistent with those described in Note 2 of the consolidated financial statements included within the Annual Report.

Restricted Cash

The Company maintains certain cash balances restricted to withdrawal or use. Restricted cash includes cash held as collateral for certain contractual agreements.

Note 3. Revenue

Menarini Supply Agreement

On August 12, 2025, NewAmsterdam Pharma B.V. entered into a supply agreement with A. Menarini International Licensing S.A. (“Menarini”) to provide commercial supply of Products (as defined below) for distribution in specified European territories (the “Menarini Supply Agreement”).

The Company recognizes revenue from the sale of obicetrapib tablets, as a monotherapy and as a fixed-dose combination therapy with ezetimibe, or from the sale of active pharmaceutical ingredients for the manufacture of such tablets (collectively, “Products”). The Company’s product supply revenue is recognized at a point in time when the performance obligation is satisfied by transferring control of the promised goods or services to the customer and it is probable that it will collect the consideration to which it is entitled. In accordance with the terms of the Menarini Supply Agreement, control of the product is transferred upon the conveyance of title, which occurs when the product is made available to the customer.

The transaction price is contractually fixed at a markup of the actual cost of goods sold. Due to the cost-based nature of the agreement, the pricing structure includes a variable component which is measured using the expected value method. At each reporting period end, the Company updates its estimate of the transaction price using actual cost data and forecasted expenses. The Company considers the variable consideration constraint under ASC 606 to ensure that it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company will invoice the customer upon the acceptance of purchase orders and is not adjusted for a significant financing component as the period between the transfer of goods and payment is less than one year. The Company states revenues net of any taxes collected from customers that are required to be remitted to various government agencies. The amount of taxes collected from customers and payable to governmental entities is included on the balance sheet as part of accrued expenses and other current liabilities.

Revenue consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of USD)	2025	2024	2025	2024
License revenue attributed from license performance obligation	—	27,325	—	27,325
License revenue attributed from R&D performance obligation	—	1,786	22,123	5,466
Supply revenue	348	—	348	—
Total revenue	348	29,111	22,471	32,791

During the nine months ended September 30, 2025 it was determined that the R&D performance obligation was satisfied in full and, as such, all of the deferred revenue on the consolidated balance sheet as of January 1, 2025 has been recognized as revenue during the period. In addition, during the nine months ended September 30, 2025, it was determined that the second of two development cost reimbursements was probable to be realized with no significant reversals. As such, the amount of the reimbursement was added to the transaction price resulting in the recognition of $16.1 million in revenue attributed to the R&D performance obligation.

Note 4. Cash, cash equivalents and marketable securities

A summary of cash, cash equivalents and marketable securities held by the Company as of September 30, 2025 and December 31, 2024 is as follows:

	As at September 30, 2025
(In thousands of USD)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	500,953	—	—	500,953
Money market funds (Level 1)	37,454	—	—	37,454
Total cash and cash equivalents	538,407	—	—	538,407
Marketable securities
US government securities due within one year (Level 1)	149,451	105	—	149,556
US government agency securities due within one year (Level 2)	14,985	—	(2)	14,983
US government securities due between one and two years (Level 1)	40,738	115	(2)	40,851
US government agency securities due between one and two years (Level 2)	12,238	9	(7)	12,240
Total marketable securities	217,412	229	(11)	217,630

	As at December 31, 2024
(In thousands of USD)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	733,826	—	—	733,826
Money market funds (Level 1)	25,444	—	—	25,444
US government agency securities (Level 2)	12,473	—	—	12,473
Total cash and cash equivalents	771,743	—	—	771,743
Marketable securities
US government securities due within one year (Level 1)	37,711	34	—	37,745
US government agency securities due within one year (Level 2)	24,691	11	—	24,702
Total marketable securities	62,402	45	—	62,447

Note 5. Fair Value Measurements

As of September 30, 2025 and December 31, 2024, the Company’s financial liabilities recognized at fair value on a recurring basis consisted of the following:

	As at September 30, 2025
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	41,504	—	—	41,504
Derivative warrant liability (Private Placement Warrants)	—	2,857	—	2,857
Derivative earnout liability	—	—	—	—
Total financial liabilities	41,504	2,857	—	44,361

	As at December 31, 2024
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	35,134	—	—	35,134
Derivative warrant liability (Private Placement Warrants)	—	2,380	—	2,380
Derivative earnout liability	—	—	44,798	44,798
Total financial liabilities	35,134	2,380	44,798	82,312

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

The following table presents a reconciliation of the derivative earnout liability measured on a recurring basis using Level 3 inputs as of September 30, 2025:

Balance on December 31, 2024	44,798
Change in fair value recognized through profit and loss	(3,992)
Settlement of derivative earnout liability upon achievement of milestone	(40,806)
Balance on September 30, 2025	—

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

Note 6. Prepayments and Other Receivables

Prepayments and other receivables consisted of the following:

(In thousands of USD)	September 30, 2025	December 31, 2024
Prepaid research and development costs	6,330	5,704
Other prepaid expenses	1,495	2,214
License fee receivable	16,144	14,285
Value added tax receivable	206	321
Other receivables	3,899	1,748
Total prepayments and other receivables	28,074	24,272

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands of USD)	September 30, 2025	December 31, 2024
Accrued research and development materials and services	2,147	2,069
Accrued compensation and benefits	5,870	8,721
Accrued professional fees and other	2,081	2,818
Total accrued expenses and other current liabilities	10,098	13,608

Note 8. Shareholders’ Equity

At-the-Market Offering

On August 9, 2024, we entered into an amended and restated sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $250 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the nine months ended September 30, 2025, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

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

Note 9. Share-Based Compensation

The Company has four Share-based payment plans and one restricted share award in place as at September 30, 2025:

•
The Company’s Long-Term Incentive Plan (the “LTIP Plan”);
•
The Company’s Supplementary Long-Term Incentive Plan (the “Supplementary Plan”);
•
The Company’s Rollover Option Plan (the “Rollover Plan”);
•
The Company’s Inducement Plan (the “Inducement Plan,” together with the LTIP Plan, the Supplementary Plan and the Rollover Plan, the “Plans”); and
•
Chief Executive Officer Restricted Share Award.

The Plans

The Plans are equity-settled, and the Company may grant various forms of equity awards, including the granting of options to purchase Ordinary Shares (“Company Options”) and restricted stock units (“RSUs”), pursuant to the Plans. In total, as of September 30, 2025, a maximum of 28,435,355 Ordinary Shares may be reserved for issuance pursuant to the Plans. The number of Ordinary Shares reserved for grant under the LTIP Plan will increase annually on January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Company's Board of Directors.

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

The changes for the nine months ended September 30, 2025 in the number of Company Options outstanding related to Ordinary Shares and their related weighted average exercise prices are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of USD)
Outstanding as at December 31, 2024	19,029,056	$10.04
Granted	4,696,058	$24.35
Exercised	(1,888,401)	$6.43
Forfeited	(63,961)	$21.42
Outstanding as at September 30, 2025	21,772,752	$13.43	7.8	326,817
Options exercisable as at September 30, 2025	10,100,693	$9.24	7.1	193,898

The weighted average grant date fair value of Company Options, estimated as of the grant date using the Black-Scholes option pricing model, was $12.54, and $6.60 per option for options granted during the nine months ended September 30, 2025 and 2024, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of Company Options exercised during the nine months ended September 30, 2025 and 2024 was $30.3 million and $8.7 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Nine months ended September 30,
	2025	2024
Expected term (years)	6.1	6.1
Risk-free interest rate	4.3%	3.9%
Expected volatility	47.6%	41.7%
Expected dividend yield	0.0%	0.0%

Expected Term

The expected term represents the period that the Company Options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The Company utilizes this method due to lack of historical exercise data and the plain-vanilla nature of the Company Options.

Expected Volatility

Since the Company was privately held through November 2022, it alone does not have sufficient relevant company-specific historical data to support its expected volatility alone. In prior periods, due to the insufficiency of historical volatility data on the Company’s own securities, the expected volatility input was determined using comparable companies alone. Beginning on January 1, 2024 expected volatility input was determined using a weighted average calculation considering the volatility of the Company’s own securities and the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Initially, the volatility of the Company’s Ordinary Shares is assigned a weighting of 10%. This weighting will be increased by 5% per calendar quarter (i.e. 40% in Q3 2025), until the expected volatility input is based entirely on the historical volatility of the Company’s Ordinary Shares. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the

Company Options. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the Company Options.

Risk-Free Interest Rate

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected term of the Company Options.

Expected Dividend Yield

The expected dividend yield is zero as the Company currently has no history or expectation of declaring dividends on its Ordinary Shares.

Restricted Stock Units

As at December 31, 2024 the Company had allocated 143,002 Earnout Shares to be granted to Participating Optionholders if and when a certain clinical development milestone is achieved during the earnout period. In March 2025 it was determined that the earnout milestone triggering event set forth in the Business Combination Agreement had occurred and, as a result, Earnout Shares were delivered in the form of awards of RSUs (the “Earnout RSUs”) granted pursuant to the LTIP Plan to such Participating Optionholders who were, at the time of achievement of such milestone, still providing services to the Company. In total, 143,001 Earnout RSUs were granted, all of which have vested as of September 30, 2025. Though the Earnout RSUs were only legally granted upon the achievement of the milestone triggering event, in accordance with ASC 718, the Company determined the grant date of such Earnout RSUs to be November 22, 2022 for accounting purposes and began recognizing the associated share-based compensation expenses once the milestone was deemed probable to occur.

The changes for the nine months ended September 30, 2025 in the number of RSUs outstanding are as follows:

	Number of RSUs	Weighted average fair value per share
Outstanding as at December 31, 2024	143,002	$9.84
Granted	729,444	$25.14
Vested	(143,001)	$9.84
Forfeited/Cancelled	(4,537)	$25.96
Outstanding as at September 30, 2025	724,908	$25.14

The following summarizes the share-based compensation expense recognized by type of award and line-item:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of USD)	2025	2024	2025	2024
Share-based compensation expense by type of award
Share options	12,222	7,996	37,312	24,204
Restricted stock units	2,788	—	8,090	—
Total share-based compensation expense	15,010	7,996	45,402	24,204
Share-based compensation expense by line-item
Research and development expenses	4,979	3,043	15,310	9,514
Selling, general and administrative expenses	10,031	4,953	30,092	14,690
Total share-based compensation expense	15,010	7,996	45,402	24,204

As of September 30, 2025, there was $48.0 million and $10.3 million of unrecognized compensation cost related to Company Options and RSUs that have not yet vested, respectively. These costs are expected to be recognized over a weighted average period of 3.0 years and 2.3 years until fully vested for the Company Options and RSUs, respectively.

Note 10. Segment Information

The Company has one operating segment and, therefore, one reportable segment, which comprises the discovery, development and commercialization of transformative therapies for cardio-metabolic diseases.

To date, our license agreement with Menarini, dated June 23, 2022, as amended (the "Menarini License") and the Menarini Supply Agreement have been the only sources of revenue to the Company and all such revenues derive from Italy.

The chief operating decision maker assesses performance and decides how to allocate resources based on consolidated net loss and loss before tax, adjusted for certain non-cash and non-operating items such as share-based compensation, change in fair value of derivatives and foreign currency gains or losses. Adjusted loss before taxes is used to monitor budget versus actuals and evaluate the operations of the Company. The measure of segment assets is reported on the balance sheet as total consolidated assets. The future prospects of the Company are highly dependent upon the results of its ongoing clinical trials and interactions with regulatory agencies. Such results and interactions are utilized together with assessment of the comparison of budget versus actuals in order to make decisions regarding the allocation of resources.

The following table presents the adjusted loss before taxes for the Company's single segment for each of the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of USD)	2025	2024	2025	2024
Revenue	348	29,111	22,471	32,791
Interest income	6,713	4,443	21,119	12,396
Less:
Personnel expense	10,352	8,943	30,415	21,229
External R&D expense	19,075	24,824	62,979	85,877
Manufacturing expense	3,191	4,612	13,321	12,550
Regulatory expense	1,092	819	3,134	1,719
Commercial programs	3,889	3,055	15,192	9,294
General and administrative expense	2,757	3,776	11,386	10,792
Depreciation and amortization	125	89	345	186
Segment adjusted loss before tax	(33,420)	(12,564)	(93,182)	(96,460)
Reconciliation to consolidated net loss
Share-based compensation expense	(15,010)	(7,996)	(45,402)	(24,204)
Change in fair value - derivatives	(23,792)	(770)	(3,448)	(30,028)
Loss on disposal of property, plant and equipment	(1)	—	(1)	—
Foreign exchange gains/(losses)	218	4,682	13,137	1,270
Income tax (expense)/benefit	—	1	—	1
Consolidated net loss for the period	(72,005)	(16,647)	(128,896)	(149,421)

Note 11. Net Loss per Ordinary Share

For the purposes of calculating the weighted-average number of Ordinary Shares outstanding, the Ordinary Shares underlying the pre-funded warrants to purchase Ordinary Shares (the “Pre-Funded Warrants”) issued in the February 2024 follow-on offering and the December 2024 follow-on offering are included.

Basic and diluted net loss per Ordinary Share was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of USD, except share and per share amounts)	2025	2024	2025	2024
Net loss	(72,005)	(16,647)	(128,896)	(149,421)
Weighted average Ordinary Shares outstanding, basic and diluted	119,000,266	94,754,140	117,904,432	92,666,874
Net loss per Ordinary Share, basic and diluted	(0.61)	(0.18)	(1.09)	(1.61)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average Ordinary Shares outstanding as they would be anti-dilutive:

	As at September 30,
	2025	2024
Stock options	21,772,752	20,180,954
Restricted stock units	724,908	—
Outstanding warrants	2,592,713	2,700,152
Total	25,090,373	22,881,106

Note 12. Commitments and Contingencies

Commitments

The Company has entered into a variety of agreements and financial commitments in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide the Company with the option to cancel, reschedule and adjust its requirements based on the Company's business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of the Company's service providers, up to the date of cancellation. However, some of the Company's service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at September 30, 2025 they are estimated to be a maximum of $39.4 million.

According to the terms of the Menarini License the Company will be responsible for development and commercialization costs related to Licensed Products (as defined in the Menarini License) other than those in the Menarini Territory (as defined in the Menarini License). In addition, under specified conditions of the agreement, the Company agreed to bear 50% of certain development costs incurred by the other party in the development of the Licensed Products in the Menarini Territory.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2024, included in our Annual Report on Form 10-K (the "Annual Report"), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Annual Report and this Quarterly Report. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.

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

Lowering of LDL-C, has been associated with major adverse cardiovascular events (“MACE”) benefit in trials of LDL-C lowering drugs, including the REVEAL trial with the CETP inhibitor, anacetrapib. In our Phase 3 BROADWAY clinical trial we observed a 21% reduction in the exploratory MACE endpoint (coronary heart disease death, non-fatal myocardial infarction, non-fatal stroke and coronary revascularization) and we are performing a Phase 3 cardiovascular outcomes trial (“CVOT”), PREVAIL, to reconfirm this relationship. We completed enrollment in PREVAIL in April 2024. PREVAIL will continue until the last participant has been followed for a minimum of 2.5 years and the target number of MACE events have occurred. As a result, the earliest the trial could conclude based on the minimum follow-up period is the end of 2026. However, we will continue the trial until the target number of MACE events occur, which could likely require the trial to continue beyond this point.

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

We have partnered with A. Menarini International Licensing S.A. ("Menarini"), providing them with the exclusive rights to commercialize obicetrapib 10 mg, either as a sole active ingredient product or in a fixed-dose combination with ezetimibe, in the majority of European countries, if approved. Subject to receipt of marketing approval, our current plan is to pursue development and commercialization of obicetrapib in the United States ourselves, and to consider additional partners for jurisdictions outside of the United States and the European Union (the “EU”), including in Japan and China. In addition to our partnership with Menarini, we may in the future utilize a variety of types of collaboration, license, monetization, distribution and other arrangements with other third parties relating to the development or commercialization, once approved, of obicetrapib or future product candidates or indications. We are also continually evaluating the potential acquisition or license of new product candidates.

Third Quarter Highlights

Acceptance of Marketing Authorization Applications for Review by European Medicines Agency for Obicetrapib

On August 18, 2025 we announced that the European Medicines Agency (“EMA”) validated the Marketing Authorization Applications (“MAAs”) for obicetrapib 10 mg monotherapy and 10 mg obicetrapib plus 10 mg ezetimibe fixed-dose combination (“FDC”) for patients with primary hypercholesterolemia, both HeFH and non-familial or mixed dyslipidemia. The MAAs were submitted by our partner, Menarini, who is responsible for communications with regulatory authorities in Europe and for the commercialization and local development of obicetrapib in Europe and other collaborative activities pursuant to an exclusive license agreement with us (the "Menarini License").

Menarini Supply Agreement

On August 12, 2025, we entered into a Supply Agreement with Menarini as contemplated by the Menarini License. Under the terms of the Supply Agreement, we agreed to supply Menarini with obicetrapib monotherapy and obicetrapib plus ezetimibe fixed-dose combination finished products in bulk tablet form (the “Drug Products”). We will initially be Menarini’s exclusive supplier of the Drug Products. The price to be paid by Menarini will be based on a specified mark-up to our “cost of goods sold” for the supplied Drug Products as determined in accordance with the Supply Agreement, subject to periodic adjustments.

The Supply Agreement also provides for the initiation of a process to transfer manufacturing of the Drug Products to Menarini or to a designated third-party contract manufacturer. In connection with the manufacturing transfer, we granted Menarini a non-exclusive, non-transferable license under our patents and know-how to manufacture finished Drug Products.

Components of our Results of Operations

Revenue

To date, we have not generated significant revenue from the sale of pharmaceutical products. Our revenue has been primarily derived from the Menarini License. Two performance obligations for the Menarini License were identified at contract inception, comprising a license to use our intellectual property (the “license performance obligation”) and a promise to continue the development activities for the licensed compound (the “R&D performance obligation”). Pursuant to the Menarini License, we received a non-refundable, non-creditable upfront amount of $120.9 million (€115.0 million) from Menarini on July 7, 2022, of which $98.6 million (€93.5 million) was attributed to the license performance obligation and recognized as revenue upon the execution of the Menarini License on June 23, 2022. The remaining $22.3 million (€21.5 million) was attributed to the R&D performance obligation and initially recognized as deferred revenue. As of September 30, 2025, the R&D performance obligation had been deemed to be completely satisfied and all deferred revenue related to such performance obligation was recognized.

Additionally, in partial contribution to our costs of development of the licensed products, Menarini may pay us €27.5 million, payable in two equal annual installments and attributed entirely to the R&D performance obligation. Due to the scientific uncertainties around the commercialization of the licensed products based on the success of clinical trials, which is out of our control, the fixed €27.5 million was considered constrained at contract execution and was not initially recognized within the transaction price until it becomes highly probable of no significant revenue reversal. As of September 30, 2025, both annual development cost contributions had been recognized within the transaction price.

Under the Menarini License, we are also entitled to receive certain cost sharing payments, sales-based royalties and payments based upon the achievement of defined development, regulatory and commercial milestones linked to the enhanced value of the license performance obligation. These milestones are contingent payments and represent variable considerations that are not initially recognized within the transaction price, due to the scientific uncertainties around the commercialization of the licensed products based on the success of clinical trials. Our ability to receive and generate revenue from these payments is dependent upon a number of factors, including our ability to successfully complete the development of and obtain regulatory approval for obicetrapib within the Menarini Territory (as defined in the Menarini License). The uncertainty of achieving these milestones significantly impacts our ability to generate revenue. At the end of each reporting period, we assess the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the variable consideration associated with these payments within the transaction price.

In addition, we entered into the Menarini Supply Agreement to provide commercial supply of Drug Products for distribution by Menarini in specified European territories.

We recognize revenue from the sale of obicetrapib tablets, as a monotherapy and as a FDC therapy with ezetimibe, and from the sale of active pharmaceutical ingredients to Menarini for the manufacturer of such tablets. Our product supply revenue is recognized at a point in time when the performance obligation is satisfied by transferring control of the promised goods or services to the customer and it is probable that we will collect the consideration to which we are entitled. In accordance with the terms of the Menarini Supply Agreement, control of the product is transferred upon the conveyance of title, which occurs when the product is made available to Menarini. The transaction price is contractually fixed at a markup of the actual cost of goods sold. Due to the cost-based nature of the agreement, the pricing structure includes a variable component which is measured using the expected value method. At each reporting period end, we update our estimate of the transaction price using actual cost data and forecasted expenses. We state revenues net of any taxes collected from customers that are required to be remitted to various government agencies.

Any revenue generated from potential future collaborations or product sales may vary due to the many uncertainties in the development of obicetrapib and other factors.

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

Selling, General and Administrative Expenses

We recognize selling, general and administrative expenses on the accrual basis when incurred. These expenses mainly relate to consultant fees, employee costs, legal costs, marketing and communication, intellectual property costs related to drug patent development and protection globally, and general overhead costs.

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

Interest Income

Interest income is recognized using the effective interest rate method. Interest income for the three and nine months ended September 30, 2025 and 2024 is related to interest earned on cash, cash equivalents and marketable securities.

Net Foreign Exchange Gain/Loss

Our exchange gain relates mainly to cash balances denominated in foreign currencies, but also to transactions denominated in foreign currencies. Our foreign currency exposure is mainly related to the Euro. As of September 30, 2025, our net exposure to foreign currency risk was $112.8 million, as compared to $108.6 million as of December 31, 2024.

Income Tax

We have a history of losses and therefore have de minimis amounts of corporate tax. We expect to continue incurring losses as we continue to invest in our clinical and preclinical development programs. Consequently, any deferred tax assets are fully offset by a valuation allowance on our balance sheet.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the three months ended September 30,
(In thousands of USD)	2025	2024	Change
Revenue	348	29,111	(28,763)
Operating Expenses:
Research and development expenses	30,971	35,702	(4,731)
Selling, general and administrative expenses	24,520	18,412	6,108
Total operating expenses	55,491	54,114	1,377
Operating Loss	(55,143)	(25,003)	(30,140)
Other income (expense):
Interest Income	6,713	4,443	2,270
Fair value change - earnout	—	(5,414)	5,414
Fair value change - warrants	(23,792)	4,644	(28,436)
Loss on disposal of fixed assets	(1)	—	(1)
Foreign exchange gains/(losses)	218	4,682	(4,464)
Loss before tax	(72,005)	(16,648)	(55,357)
Income tax expense	—	(1)	1
Loss for the period	(72,005)	(16,647)	(55,358)

Revenue

Revenue was $0.3 million for the three months ended September 30, 2025 compared to $29.1 million for the three months ended September 30, 2024, a decrease of $28.8 million, or 99%. This decrease is largely due to the recognition of $27.3 million of revenue from the Menarini License related to a clinical development milestone which was earned in the three months ended September 30, 2024 while there were no clinical milestones earned in the three months ended September 30, 2025.

Research and Development Expenses

Research and development expenses were $31.0 million for the three months ended September 30, 2025 compared to $35.7 million for the three months ended September 30, 2024, a decrease of $4.7 million, or 13%. This was primarily driven by:

•
a $6.6 million decrease in clinical expenses mainly due to the completion of several Phase 3 clinical trials in the second half of 2024 and cost phasing in ongoing clinical trials; and
•
a $1.4 million decrease in manufacturing costs mainly driven by the completion of certain investments in commercial manufacturing capabilities during the current period;

partially offset by:

•
a $2.2 million increase in personnel expenses related to research and development activities primarily driven by our share-based compensation arrangements which account for $1.9 million of the increase; and

•
a $0.7 million increase in non-clinical expenses due to greater activity related to pipeline expansion and product lifecycle management.

The following table summarizes our research and development expenses for the periods indicated:

	For the three months ended September 30,
(In thousands of USD)	2025	2024	Change
Clinical expenses	17,447	24,083	(6,636)
Non-clinical expenses	1,428	707	721
Personnel expenses	7,624	5,448	2,176
Manufacturing costs	3,186	4,612	(1,426)
Regulatory expenses	1,093	819	274
Other research and development costs	193	33	160
Total research and development expenses	30,971	35,702	(4,731)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24.5 million for the three months ended September 30, 2025 compared to $18.4 million for the three months ended September 30, 2024, an increase of $6.1 million or 33%. This was primarily driven by a $6.3 million increase in personnel expenses related to selling, general and administrative activities primarily driven by our share-based compensation arrangements which account for $5.1 million of the increase. The remainder was largely due to increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization and operation as a public company.

Interest Income

Interest income was $6.7 million for the three months ended September 30, 2025 compared to $4.4 million for the three months ended September 30, 2024, an increase of $2.3 million or 52%. This increase was largely driven by an increase in the amount of cash, cash equivalents and marketable securities on which interest was earned.

Fair Value Change - Earnout

Fair value change - earnout was nil for the three months ended September 30, 2025 compared to a loss of $5.4 million for the three months ended September 30, 2024. The earnout liability was settled in full in March 2025.

Fair Value Change - Warrants

Fair value change - warrants was a loss of $23.8 million for the three months ended September 30, 2025 compared to a gain of $4.6 million for the three months ended September 30, 2024. The change is driven by changes in the market price of the warrants trading under the symbol “NAMSW” (the “Warrants”) during the period.

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a gain of $0.2 million for the three months ended September 30, 2025 compared to a gain of $4.7 million for the three months ended September 30, 2024. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $72.0 million for the three months ended September 30, 2025 compared to $16.6 million for the three months ended September 30, 2024, an increase of $55.4 million. The individual components of the change are described above.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the nine months ended September 30,
(In thousands of USD)	2025	2024	Change
Revenue	22,471	32,791	(10,320)
Operating Expenses:
Research and development expenses	103,238	116,511	(13,273)
Selling, general and administrative expenses	78,936	49,340	29,596
Total operating expenses	182,174	165,851	16,323
Operating Loss	(159,703)	(133,060)	(26,643)
Other income (expense):
Interest Income	21,119	12,396	8,723
Fair value change - earnout	3,992	(11,020)	15,012
Fair value change - warrants	(7,440)	(19,008)	11,568
Loss on disposal of fixed assets	(1)	—	(1)
Foreign exchange gains/(losses)	13,137	1,270	11,867
Loss before tax	(128,896)	(149,422)	20,526
Income tax expense	—	(1)	1
Loss for the period	(128,896)	(149,421)	20,525

Revenue

Revenue was $22.5 million for the nine months ended September 30, 2025 compared to $32.8 million for the nine months ended September 30, 2024, a decrease of $10.3 million, or 31%. This decrease was largely due to the recognition of $27.3 million of revenue from the Menarini License related to a clinical development milestone which was earned in the nine months ended September 30, 2024 while there were no clinical milestones earned in the three months ended September 30, 2025. The decrease in revenue related to clinical development milestones pursuant to the Menarini License was partially offset by the recognition of $16.1 million of revenue in the current period related to the second installment of development cost contributions under the Menarini License.

Research and Development Expenses

Research and development expenses were $103.2 million for the nine months ended September 30, 2025 compared to $116.5 million for the nine months ended September 30, 2024, a decrease of $13.3 million, or 11%. This was primarily driven by:

•
a $29.7 million decrease in clinical expenses mainly due to the completion of several Phase 3 clinical trials in the second half of 2024 and cost phasing in ongoing clinical trials;

partially offset by:

•
a $7.5 million increase in personnel expenses related to research and development activities primarily driven by our share-based compensation arrangements which accounted for $5.8 million of the increase;
•
a $6.8 million increase in non-clinical expenses due to greater activity related to pipeline expansion and product lifecycle management;
•
a $1.4 million increase in regulatory expenses primarily driven by the preparation and planned submission of regulatory applications for obicetrapib; and
•
a $0.8 million increase in manufacturing expenses driven by investments in commercial manufacturing capabilities.

The following table summarizes our research and development expenses for the periods indicated:

	For the nine months ended September 30,
(In thousands of USD)	2025	2024	Change
Clinical expenses	54,426	84,174	(29,748)
Non-clinical expenses	8,291	1,503	6,788
Personnel expenses	23,815	16,366	7,449
Manufacturing costs	13,316	12,550	766
Regulatory expenses	3,135	1,719	1,416
Other research and development costs	255	199	56
Total research and development expenses	103,238	116,511	(13,273)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $78.9 million for the nine months ended September 30, 2025 compared to $49.3 million for the nine months ended September 30, 2024, an increase of $29.6 million or 60%. This was primarily driven by:

•
a $22.9 million increase in personnel expenses related to selling, general and administrative activities primarily driven by our share-based compensation arrangements which accounted for $15.4 million of the increase. The remainder was largely due to increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization and operation as a public company;
•
a $4.6 million increase in marketing and communication expenses related to startup costs as we began to build capabilities to support our planned commercial launch of obicetrapib, if approved; and
•
a $1.4 million increase in costs related to our intellectual property primarily driven by worldwide patent filings.

Interest Income

Interest income was $21.1 million for the nine months ended September 30, 2025 compared to $12.4 million for the nine months ended September 30, 2024, an increase of $8.7 million or 70%. This increase was largely driven by an increase in the amount of cash, cash equivalents and marketable securities on which interest was earned.

Fair Value Change - Earnout

Fair value change - earnout was a gain of $4.0 million for the nine months ended September 30, 2025 compared to a loss of $11 million for the nine months ended September 30, 2024. The change was driven by changes in the market price for ordinary shares which trade under the symbol “NAMS” (the “Ordinary Shares”) prior to the settlement of the earnout liability, which occurred in March 2025.

Fair Value Change - Warrants

Fair value change - warrants was a loss of $7.4 million for the nine months ended September 30, 2025 compared to a loss of $19 million for the nine months ended September 30, 2024. The change was driven by changes in the market price of the Warrants during the period.

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a gain of $13.1 million for the nine months ended September 30, 2025 compared to a gain of $1.3 million for the three months ended September 30, 2024. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $128.9 million for the nine months ended September 30, 2025 compared to $149.4 million for the nine months ended September 30, 2024, a decrease of $20.5 million. The individual components of the change are described above.

Liquidity and Capital Resources

Overview

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of obicetrapib. As a result, we are not yet profitable and have incurred losses in each annual period since our inception. As of September 30, 2025, we had an accumulated loss of $687.5 million. We expect to continue to incur significant losses for the foreseeable future.

We have historically funded our operations primarily through private and public placements of shares, the sale of convertible notes, proceeds from the Menarini License and the proceeds from the closing of the transactions contemplated by the Business Combination Agreement. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $756.0 million.

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

At-the-Market Offering

On August 9, 2024, we entered into an amended and restated sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $250 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the nine months ended September 30, 2025, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

Menarini License

On June 23, 2022, we entered into the Menarini License, pursuant to which we granted Menarini an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property and our regulatory documentation to undertake post approval development activities and commercialize the Licensed Products (as defined in the Menarini License), for any use in the Menarini Territory (as defined in the Menarini License). Pursuant to the Menarini License, Menarini made a non-refundable, non-creditable upfront payment to us of €115 million. Menarini has also committed to providing us €27.5 million in funding for the research and development activities related to the Licensed Products over two years, together with bearing 50% of any development costs incurred in respect of the pediatric population in the Menarini Territory. We are also eligible to receive up to €863 million upon the achievement of various clinical, regulatory and commercial milestones. If obicetrapib is approved, and successfully commercialized by Menarini, we will be entitled to tiered royalties ranging from the low double-digits to the mid-twenties as a percentage of net sales in the Menarini Territory, with royalty step-downs in the event of generic entrance or in respect of required third-party intellectual property payments. See the section entitled “Business—Commercial” contained in our Annual Report for a full description of the Menarini License.

As of September 30, 2025, we have received a total of €30.0 million and €13.8 million in milestone payments and R&D cost reimbursements, respectively, from Menarini, including €13.8 million which was received in the nine months ended September 30, 2025.

Warrants

In the nine months ended September 30, 2025, 39,868 Warrants were exercised at an exercise price of $11.50 per Ordinary Share generating gross proceeds of $0.5 million. As of September 30, 2025, we had another 2,592,713 outstanding Warrants to purchase 2,592,713 Ordinary Shares, exercisable at an exercise price of $11.50 per share, which expire on November 23, 2027, at 5:00 p.m., Eastern Standard Time. Based on the exercise price of the Warrants, we may receive up to $29.8 million assuming the exercise of all Warrants outstanding as of September 30, 2025. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Ordinary Shares and the spread between the exercise price of the Warrant and the price of an Ordinary Share at the time of exercise. For example, to the extent that the trading price of the Ordinary Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the trading price of the Ordinary Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. The exercise price of the Warrants has at times exceeded the market price of the Ordinary Shares. To the extent that the price of our Ordinary Shares is below $11.50, we believe that the Warrant holders will be unlikely to cash exercise their warrants, resulting in little to no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their expiration and, as such, certain unexercised Warrants may expire worthless. As such, it is possible that we may never generate any additional cash proceeds from the exercise of our Warrants. We have not included, and do not intend to include, any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability that the Warrants are exercised over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
(In thousands of USD)	2025	2024
Net cash used in operating activities	(106,908)	(121,083)
Net cash used in investing activities	(153,775)	(669)
Net cash provided by financing activities	15,836	202,896
Foreign exchange differences	12,819	1,135
Cash, cash equivalents and restricted cash at the beginning of the period	771,743	340,450
Cash, cash equivalents and restricted cash at the end of the period	539,715	422,729

Net Cash Flows Used In Operating Activities

Net cash flows used in operating activities was $106.9 million in the nine months ended September 30, 2025 compared to $121.1 million in the nine months ended September 30, 2024, a decrease of $14.2 million. This change was primarily due to an increase in interest income and the receipt of the first of two annual development cost contributions due under the Menarini License, partially offset by an increase in operating expenditures.

Net Cash Flows Used In Investing Activities

Net cash flows used in investing activities was $153.8 million in the nine months ended September 30, 2025 compared to $0.7 million in the nine months ended September 30, 2024, a change of $153.1 million. The change was primarily due to our investments in marketable securities of which we had none in the nine months ended September 30, 2024. During the nine months ended September 30, 2025, purchases of debt securities totaled $225.2 million, partially offset by maturities of debt securities totaling $71.6 million.

Net Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities was $15.8 million in the nine months ended September 30, 2025 compared to $202.9 million in the nine months ended September 30, 2024, a decrease of $187.1 million. This decrease was primarily related to the receipt of proceeds from the February 2024 Offering in the prior year.

Operating Capital and Capital Expenditure Requirements

Third-Party Service Agreements

We have entered into a variety of agreements and financial commitments in the normal course of business with CROs, CMOs, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at September 30, 2025 they are estimated to be a maximum of $27.9 million due within one year and $11.4 million due in more than a year. As at September 30, 2025, we had cash and cash equivalents of $538.4 million which is sufficient to fund these obligations.

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

Menarini License

We will be responsible for the development and commercialization costs related to Licensed Products (as defined in the Menarini License) other than those in the Menarini Territory (as defined in the Menarini License). In addition, under specified conditions of the agreement, we agreed to bear 50% of certain development costs incurred by the other party in the development of the Licensed Products in the Menarini Territory. See the section entitled “Business—Marketing and Sales” contained in the Annual Report for a description of the Menarini License.

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

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to cash and trade and other payables denominated in currencies other than our functional currency, the U.S. Dollar. As of September 30, 2025, our net exposure to foreign currency risk was $112.8 million, mainly related to the Euro. As of September 30, 2025, the effect of a hypothetical 1% change in exchange rates on currencies denominated in other than our functional currency would result in a potential change in future earnings in our consolidated statement of operations of approximately $1.1 million.

We partly manage our foreign currency risk by selectively holding foreign currency in our cash to offset foreign currency exposures from lease liabilities and trade and other payables. We plan to use this cash to settle future expenses we expect to incur in those foreign currencies.

Other Market Price Risk

As a result of the Business Combination, we have derivative warrant liabilities, which are measured at fair value through profit or loss. As of September 30, 2025 the fair value of the derivative warrant liabilities totaled $44.4 million. The value of the derivative warrant liability is directly correlated to the market price of a publicly traded Warrant which is traded under the symbol "NAMSW". With all other variables held constant, a 1% change in the market price of NAMSW would change the value of the derivative warrant liability by 1% or $0.4 million.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Government Regulation

Current and future legislation and executive actions affecting the healthcare industry, including healthcare reform, may impact our business generally and may increase limitations on reimbursement, rebates and other payments, which could adversely affect third-party coverage of our products, our operations and/or how much or under what circumstances healthcare providers will prescribe or administer obicetrapib, if approved.

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell obicetrapib profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives and executive actions.

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

Policy uncertainty continues to evolve, as recent executive actions signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example, on May 12, 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the HHS to identify and communicate most-favored-nation price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer most-favored-nation pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. In July 2025, President Trump sent letters to pharmaceutical companies demanding further reduced prices more in line with most-favored-nation pricing.

If we obtain regulatory approval and commence commercialization of obicetrapib or any of our future product candidates, these laws could have an adverse effect on the market opportunities for obicetrapib or any of our future product candidates and may result in additional reductions in healthcare funding, which could have an adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether additional executive actions will be taken, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of obicetrapib or our future product candidates may be.

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

In April 2025, the Trump administration imposed a baseline ten percent tariff on imports from all nations importing goods to the United States, with that baseline supplemented in certain cases by additional tariffs that vary by nation, product or industry. Retaliatory tariffs on U.S. goods have been imposed by, among others, China and Canada. On July 28, 2025, the Trump administration announced a trade agreement with the European Union that included a 15% tariff on most imports from the European Union. Furthermore, on September 25, 2025, the Trump administration announced a 100% tariff on certain imported branded pharmaceuticals, subject to certain exceptions. While tariffs with certain countries have been temporarily reduced or paused, the imposition of tariffs generally has historically led to increased trade and political tensions between the United States and other countries in the international community. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions could have a material adverse effect on our financial condition or results of operations. In addition, increased tariffs on critical raw materials, components, and finished goods could raise our production costs and disrupt our supply chain, which could adversely affect our clinical development activities.

If these or similar policy changes continue or expand, we may face increased costs. Although we cannot predict the full extent of these impacts, any prolonged disruption could adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

Except as set forth below, during the three months ended September 30, 2025, none of our officers or directors adopted, amended or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

•
On September 23, 2025, Louise Kooij, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 290,000 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement's expiration date is June 30, 2026.
•
On September 26, 2025, Michael Davidson, our Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement that he initially adopted on March 10, 2025, and modified on June 30, 2025, and replaced it with a new Rule 10b5-1 trading arrangement adopted on September 29, 2025 providing for the potential sale of up to 750,000 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement's expiration date is March 5, 2026.
•
On September 29, 2025, Douglas Kling, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 594,573 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement's expiration date is December 31, 2026.
•
On September 30, 2025, Ian Somaiya, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 200,000 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement's expiration date is February 20, 2026.

Except as set forth below, no officer or director adopted, amended or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, during the three months ended September 30, 2025.

•
In September 2025, each holder of outstanding restricted stock units (including each of our officers) entered into a Sell-to-Cover Agreement that constitute a "non-Rule 10b5-1 trading arrangement," which provides for the pre-arranged sale of a portion of any Ordinary Shares deliverable to such holder in connection with the vesting and/or settlement of such holder's restricted stock units in order to satisfy any taxes required to be withheld in connection with such vesting and/or settlement event. The amount of Ordinary Shares to be sold to satisfy such tax withholding obligations under the Sell-to-Cover Agreements is dependent on the then-prevailing market price of the Ordinary Shares at the time of the vesting of the restricted stock units. Each Sell-to-Cover Agreement remains in effect until the date on which the holder’s tax withholding obligations arising from the last vesting or settlement event of the applicable restricted stock units have been satisfied, unless earlier terminated in certain limited circumstances.

Director Resignation

On November 2, 2025, Nicholas Downing notified our Board of Directors of his decision to resign from the Company’s Board of Directors and its committees, effective as of November 5, 2025. Mr. Downing’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies, or practices. We and our Board of Directors wish to express our appreciation for Mr. Downing’s service and contributions during his tenure on the Board.

Item 6. Exhibits.

Incorporated by Reference to Filings Indicated
Exhibit No.	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	English translation of the Deed of Conversion and Articles of Association of NewAmsterdam Pharma Company N.V.	20-F	001-41562	1.1	11/28/22

10.1	Supply Agreement, dated August 12, 2025, between A. Menarini International Licensing S.A. and NewAmsterdam Pharma B.V. †					X

10.2	NewAmsterdam Pharma Company N.V. Inducement Plan					X

10.3	Employment Agreement, dated July 11, 2025, between NewAmsterdam Pharma B.V. and Dr. John Kastelein.	10-Q	001-41562	10.2	08/06/2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments					X

†	Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAmsterdam Pharma Company N.V.

Date: November 5, 2025	By:	/s/ Michael Davidson
Michael Davidson, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Ian Somaiya
Ian Somaiya
Chief Financial Officer
(Principal Financial Officer)