Form 10-K
period 2025-12-31
NewAmsterdam Pharma Co N.V.
filed 2026-02-18
CIK 1936258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

The aggregate market value of the registrant’s ordinary shares held by non-affiliates was $1,345,893,076 as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on a total of 74,317,674 ordinary shares held by non-affiliates and a closing price of $18.11 as reported on the Nasdaq Global Market on June 30, 2025.

As of February 5, 2026, there were 114,975,422 of the registrant’s ordinary shares, nominal value €0.12 per share, outstanding.

NewAmsterdam Pharma Company N.V.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

____________________

Unless otherwise stated or the context otherwise indicates, references to “we,” “our,” “us” or the “Company” refer to NewAmsterdam Pharma Company N.V., together with its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide the Company’s current expectations or forecasts of future events. Forward-looking statements include statements about the Company’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report and in any document incorporated by reference in this Annual Report may include, for example, statements about:

•
the potential liquidity and trading of the Company’s public securities;
•
the Company’s ability to raise additional capital in sufficient amounts or on terms acceptable to it;
•
the efficacy and safety of the Company’s product candidate, obicetrapib (as a monotherapy and as a fixed dose combination with ezetimibe), as well as potential reimbursement and anticipated market size and market opportunity;
•
the Company’s dependence on the success of obicetrapib, including the obtaining of regulatory approval to market obicetrapib;
•
the timing, progress and results of clinical trials for obicetrapib, including statements regarding the timing of initiation, enrollment and completion of studies or trials and related preparatory work and the period during which results of trials will become available and marketing submissions made;
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
•
the Company’s reliance on third parties for all aspects of the manufacturing of obicetrapib and for clinical trials;
•
the Company’s efforts to obtain, protect or enforce its patents and other intellectual property rights related to the Company’s product candidate; and
•
other statements relating to the Company's future operations, financial performance and financial condition, prospects, strategies, objectives and other future events.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

•
We are a clinical-stage company with limited operating history, no approved products and no significant historical product revenues, which makes it difficult to assess our future prospects and financial results. We have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate significant product revenue or become profitable or, if we achieve profitability, may not be able to sustain it.
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

PART I

Item 1. Business

Overview

We are a late-stage biopharmaceutical company whose mission is to improve patient care in populations with cardiometabolic diseases where currently approved therapies have not been adequate or well tolerated. We seek to fill a significant unmet need for a safe, well tolerated and convenient low-density lipoprotein cholesterol (“LDL-C”) lowering therapy. In multiple Phase 3 trials, we have investigated obicetrapib, an oral, low-dose, once-daily, highly selective cholesteryl ester transfer protein (“CETP”) inhibitor, alone or as a fixed-dose combination (“FDC”) with ezetimibe, as preferred LDL-C lowering therapies to be used as an adjunct to statin therapy for patients at risk of cardiovascular disease (“CVD”) with elevated LDL-C, for whom existing therapies are not sufficiently effective or well tolerated. Additionally, we believe that CETP inhibition may also play a role in other indications by potentially mitigating the risk of developing diseases such as Alzheimer’s disease.

Obicetrapib is a next-generation, oral, low-dose, highly selective CETP inhibitor that we are developing to potentially overcome the limitations of current LDL-C lowering treatments. We believe that obicetrapib has the potential to be a once-daily oral CETP inhibitor for lowering LDL-C, if approved. In each of our Phase 3 clinical trials, BROADWAY and BROOKLYN, evaluating obicetrapib as an adjunct to high-intensity statin therapy, obicetrapib met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In our Phase 3 TANDEM clinical trial, evaluating obicetrapib in combination with ezetimibe as an adjunct to high-intensity statin therapy, obicetrapib in combination with ezetimibe met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In five of our Phase 2 clinical trials, TULIP, ROSE, OCEAN, ROSE2 and our Japan Phase 2b clinical trial, evaluating obicetrapib as a monotherapy or a combination therapy with ezetimibe 10 mg, we observed statistically significant LDL-C lowering. In each of these trials, side effects were similar in frequency and severity to placebo including muscle-related side effects and drug-related treatment-emergent serious adverse events (“TESAEs”). We have observed obicetrapib to be well tolerated in an aggregate of over 3,500 patients with low or moderately elevated LDL-C levels (“dyslipidemia”) in our clinical trials to date. Furthermore, we believe that obicetrapib’s oral delivery, demonstrated activity at low doses, chemical properties and tolerability make it well-suited for combination approaches.

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

Obicetrapib has shown to not only reduce LDL-C but also several additional biomarkers associated with MACE. To date, obicetrapib has shown reductions in non-HDL-C, apolipoprotein B (“ApoB”), and small dense lipoprotein particles (“sdLDL-P”). In our clinical trials, we have also observed reductions in lipoprotein(a) (“Lp(a)”), which is believed to be an independent MACE risk factor, along with reductions in total lipoprotein (“LDL”) particles and more specifically small LDL particles, which are believed to be more atherogenic particles.

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

Our goal is to develop and commercialize an LDL-C lowering monotherapy and an FDC therapy, which offers the advantage of a single, low dose, once-daily oral pill, and fulfills the significant unmet need for an effective and convenient LDL-C lowering therapy. If we obtain marketing approval, we intend to commercialize obicetrapib for patients with ASCVD and/or HeFH and elevated levels of LDL-C despite being treated with currently available optimal lipid lowering therapy.

We have partnered with Menarini, providing them with the exclusive rights to commercialize obicetrapib 10 mg, either as a sole active ingredient product or in an FDC with ezetimibe, in the majority of European countries (the "Menarini Territory"), if approved. In August 2025, the EMA accepted for review the Marketing Authorization Applications ("MAAs") submitted by Menarini for obicetrapib 10 mg monotherapy and the FDC of 10 mg obicetrapib plus 10 mg ezetimibe for the treatment of primary hypercholesterolemia, including heterozygous familial and non-familial or mixed dyslipidemia. Subsequently, MAAs were also submitted to regulators in the United Kingdom ("UK") and Switzerland and accepted for review. The submissions are supported by data from the BROADWAY, BROOKLYN, and TANDEM pivotal Phase 3 trials. We anticipate that Menarini will receive decisions on the MAAs from each of the regulators in the second half of 2026. If the

MAAs are approved by the regulators, Menarini will be required to use commercially reasonable efforts to commercialize obicetrapib in the Menarini Territory.

Our current plan is to pursue development and, subject to the receipt of marketing approval, commercialization of obicetrapib in the United States ourselves, and to consider additional partners for jurisdictions outside of the United States and Europe, including in Japan and China. We conducted multiple Phase 3 trials simultaneously, with clinical plans that incorporate feedback from the FDA, the EMA, the Japan Pharmaceuticals and Medical Devices Agency (“PMDA”) and the China National Medical Products Administration (“NMPA”). In addition to our partnership with Menarini, we may in the future utilize a variety of types of collaboration, license, monetization, distribution and other arrangements with other third parties relating to the development or commercialization, once approved, of obicetrapib or future product candidates or indications. We are also regularly evaluating the potential acquisition or license of new product candidates.

The following table summarizes our current clinical programs:

* PREVAIL will continue until the last participant has been followed up for a minimum of 2.5 years and the target number of MACE events have occurred. As a result, the earliest the trial could conclude based on the minimum follow-up period is the end of 2026. However, we will continue the trial until the target number of MACE events occur, which could likely require the trial to continue beyond this point.

Note: Other than as noted, this graphic represents trials that are currently ongoing. Projections are subject to inherent limitations. Actual results may differ from expectations. Other than as noted, the timing of regulatory submissions is subject to additional discussions with regulators.

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

We are also investigating obicetrapib as an FDC with ezetimibe, an oral cholesterol absorption inhibitor and LDL-C lowering therapy, and plan to seek approval for this FDC in parallel with obicetrapib monotherapy. In our Phase 3 TANDEM trial, we evaluated the efficacy and safety of 10 mg obicetrapib and 10 mg ezetimibe as an FDC used as an adjunct to diet and maximally tolerated lipid-lowering therapies to potentially enhance LDL-lowering in patients with HeFH, ASCVD or ASCVD risk equivalents. In November 2024, we reported data from the Phase 3 TANDEM trial, which met its primary and secondary endpoints, with safety and tolerability comparable to placebo.

Our goal is to submit a New Drug Application (“NDA”) in the U.S. for the FDC shortly after submitting an NDA for obicetrapib as a monotherapy. We expect that efficacy and safety data from BROADWAY and BROOKLYN will be described in the FDC product label, if approved.

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

Additionally, in July 2025, we announced data from the prespecified Alzheimer’s disease biomarker analysis in our BROADWAY clinical trial. This analysis evaluated the effect of obicetrapib on plasma biomarkers of Alzheimer’s disease in 1,727 patients with established ASCVD and/or HeFH whose apolipoprotein E (“ApoE”) status was able to be determined based on phenotypic testing, including 367 ApoE4 carriers. Safety in this population was not evaluated independently from the overall BROADWAY study population, where obicetrapib was observed to be well-tolerated, with safety results comparable to placebo. Because this analysis was based on a subset of patients from BROADWAY, it was not controlled for baseline differences between the treatment and placebo population.

In this analysis, treatment with obicetrapib 10 mg daily for 12 months resulted in statistically significant lower absolute changes in plasma p-tau217, a key biomarker of Alzheimer’s disease pathology, in both the analysis set of patients with baseline and end of study datapoints above the lower limit of quantification (p=0.0019; n=1,515) and in ApoE4 carriers (p=0.0215; n=367). Favorable trends were also observed across additional biomarkers, including neurofilament light chain (“NFL”), glial fibrillary acidic protein (“GFAP”), p-tau181, and the Aβ42/40 ratio, in the full analysis set and in ApoE4 carriers, with the greatest effect generally observed in carriers of two E4 proteins. Based on these results, we expect to initiate a new clinical trial evaluating obicetrapib in patients with early Alzheimer’s disease in 2026.

Clinically demonstrated anti-diabetic benefits have also been observed with CETP inhibition in Phase 3 CVOTs that, if seen in obicetrapib, would differentiate it from current treatment alternatives, especially statin therapy. We are planning preclinical studies to examine the potential of obicetrapib for patients suffering from diabetes and have included new onset of Type 2 diabetes as an endpoint in our PREVAIL CVOT, as measured by AEs indicating Type 2 diabetes, initiation of anti-diabetes medication after confirmed diabetes diagnosis or high levels of hemoglobin A1c and fasting plasma glucose. In the Phase 3 BROADWAY trial, we observed a statistically significant improvement in these prespecified AEs of special interest after one year of treatment that we hope to reconfirm in the PREVAIL CVOT trial.

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

Cardiovascular Disease and Hyperlipidemia

Market Overview and Unmet Medical Need

According to the World Health Organization, CVD is the leading cause of death globally and was responsible for approximately 20 million deaths, or approximately 32% of all global deaths, in 2022. Hyperlipidemia, more commonly known as high cholesterol, has been observed to nearly double the risk of developing CVD compared to those with normal total cholesterol levels. Despite the availability of lipid lowering therapies, CVD events are on the rise. This increase despite aggressive secondary prevention efforts speaks to the concept known as “residual cardiovascular risk,” defined as the risk of CVD events that persists despite treatment for, or achievement of targets for risk factors such as LDL-C.

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

Lowering LDL-C has been observed to reduce morbidity and mortality in those with, or at risk of, CVD. The Cholesterol Treatment Trialists Collaboration (“CTT”) showed that lowering of LDL cholesterol by about 40 mg/dL with standard statin regimens safely reduced the 5-year incidence of major coronary events, revascularizations, and ischemic strokes by 23% . They also noted that a more pronounced absolute reduction of LDL-C may lead to substantially greater relative reduction in cardiovascular events. Furthermore, as seen in the Heart Protection Study and the CTT collaboration, benefit was seen in each tertile of baseline LDL-C. Similar relationships have also been documented in non-statin CVOTs for ezetimibe, two PCSK9 inhibitors, evolocumab and alirocumab, and the CETP inhibitor, anacetrapib. These trials have provided evidence that absolute LDL-C reduction and duration of therapy form a consistent model for predicting improved outcomes in patients with established ASCVD.

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

Our Solution: Enhanced LDL-C Lowering Through CETP Inhibition with Obicetrapib

We believe that CETP inhibition with obicetrapib has the potential, if approved, to provide patients and physicians with a new oral therapy option to robustly reduce LDL-C. Obicetrapib is designed to be a next-generation, oral, low-dose, highly selective CETP inhibitor with powerful LDL-C lowering capability. We are developing obicetrapib as both a monotherapy and an FDC with ezetimibe and have structured our obicetrapib program to overcome the safety, potency, trial design and commercial viability limitations of prior CETP inhibitors. Further, we believe that obicetrapib’s oral delivery, demonstrated activity in low doses, chemical properties and potential tolerability make it well-suited for combination approaches.

Obicetrapib has intrinsic properties, such as ionizable features and substantially reduced lipophilicity, that we believe give it more favorable properties as a drug candidate compared to prior CETP inhibitors. We have observed a favorable tolerability profile for obicetrapib in an aggregate of over 3,500 patients with dyslipidemia from Phase 1 through Phase 3 clinical trials. We conducted two Phase 3 pivotal trials, BROADWAY and BROOKLYN, to evaluate obicetrapib as a monotherapy used as an adjunct to maximally tolerated lipid-lowering therapies to potentially enhance LDL-C lowering in patients with ASCVD and/or HeFH. We completed enrollment for BROADWAY in July 2023 and for BROOKLYN in April 2023. Over 2,500 patients were randomized in the BROADWAY trial and over 350 patients were randomized in the BROOKLYN trial. We reported top-line data from BROOKLYN in July 2024 and from BROADWAY in December 2024. In March 2022, we commenced our Phase 3 PREVAIL CVOT, which is designed to assess the potential of obicetrapib to reduce occurrences of MACE, including cardiovascular death, non-fatal myocardial infarction, non-fatal stroke and non-elective coronary revascularization. We completed enrollment in PREVAIL in April 2024. PREVAIL will continue until the last participant has been followed for a minimum of 2.5 years and the target number of MACE events have occurred. As a result, the earliest the trial could conclude based on the minimum follow-up period is the end of 2026. However, we will continue the trial until the target number of MACE events occur, which could likely require the trial to continue beyond this point.

We also continue investigating obicetrapib as an FDC with ezetimibe following the announcement of data from our Phase 3 TANDEM trial. In parallel with the ROSE2 trial, we formulated two prototype FDC tablets of obicetrapib and ezetimibe. These formulations were compared to the co-administration of obicetrapib and ezetimibe in a pilot bioequivalence trial, which was completed in the first half of 2023. Based on the results of this pilot bioequivalence trial and the data and learnings from our ROSE2 trial, we selected a formulation for an FDC tablet of obicetrapib and ezetimibe and initiated TANDEM, a Phase 3 pivotal trial, to evaluate 10 mg obicetrapib and 10 mg ezetimibe as an FDC used as an adjunct to diet and maximally tolerated lipid-lowering therapies to potentially enhance LDL-C lowering in patients with HeFH, ASCVD or ASCVD risk equivalents, in the first quarter of 2024 and announced topline data in November 2024.

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
•
Promising tolerability profile. Patients are often non-compliant with existing cholesterol-lowering therapies, particularly statin therapy, due to their side effect profiles, which could result in suboptimal treatment outcomes and disease progression. In three of our Phase 3 and five of our Phase 2 clinical trials of obicetrapib, we observed statistically significant LDL-lowering activity combined with a similar incidence of generally moderate side effects compared to placebo and no drug-related, treatment-emergent serious AEs. In addition, CETP inhibitors previously under development were observed to produce anti-diabetic benefits in Phase 3 CVOTs, which has also been observed with obicetrapib, and could make it a potentially attractive adjunct for patients who are concerned about the risks of diabetes associated with statin therapy.
•
Convenience. We believe that obicetrapib’s simple once-daily, low-dose oral formulation can improve patient adherence, thereby amplifying its cholesterol-lowering impact. Additionally, unlike injectable PCSK9 inhibitors, obicetrapib, an oral small molecule, is better suited for combination with other oral treatments as oral FDC products.

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
•
Effect on other predictors of disease risk. Like other types of LDL-C lowering therapies, i.e., statins and PCSK9 inhibitors, CETP inhibition enhances the removal of ApoB, a protein found in lipoprotein particles that contributes to atherosclerosis. However, unlike statins, based on observations from our Phase 2 and Phase 3 clinical trials, obicetrapib also decreased the presence of Lp(a), an important biomarker for CVD risk reduction.

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

CETP inhibition also increases the removal of ApoB. Apolipoproteins are proteins that are involved in packaging different types of large lipid-particle complexes that store cholesterol in the body. As shown in the figure below, the primary effect of CETP inhibition is a reduced rate of transfer of cholesteryl esters from HDL into triglyceride-rich lipoproteins, including LDL, which in turn leads to an increased concentration of cholesteryl esters in HDL particles and the formation of larger HDL particles. Consequently, we have observed an increase in the excretion of cholesterol via the liver into digestive tract and an upregulation of LDL receptors on the liver, resulting in enhanced clearances of LDL or ApoB-containing lipoproteins from the body. In addition, there is evidence that CETP inhibition also promotes cholesterol excretion into the intestines directly contributing to the reduced cholesterol levels in the liver thus maintaining upregulation of LDL receptors.

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

•
Ezetimibe. The non-statin cholesterol absorption inhibitor ezetimibe functions by preventing the absorption of cholesterol in the intestines by blocking the NPC1L1 protein. Although these drugs are administered at a low dose, which contributes to their safety and tolerability, and are generic and broadly available, they have been shown to only moderately reduce LDL-C. Ezetimibe as monotherapy or when given in combination with statin therapy has been observed to reduce LDL-C by approximately 13% to 20% and reduce MACE by 7%. Despite its modest efficacy, ezetimibe is the most prescribed non-statin lipid lowering therapy with approximately 11% market share.
•
Nexletol/Nexlizet. The other currently available oral non-statin therapy, Nexletol/Nexlizet (Esperion Therapeutics), which inhibits the enzyme ATP citrate lyase, an enzyme involved in cholesterol synthesis, shows only relatively modest improvement in lowering LDL-C by approximately 17% as a monotherapy and a MACE reduction of 13%. Along with its relatively modest efficacy, Nexletol/Nexlizet’s label contains safety warnings that include tendon rupture and gout. We believe Nexletol/Nexlizet’s access and uptake have been limited because its efficacy profile is comparable to generic ezetimibe.
•
PCSK9 Inhibitors. The PCSK9 inhibitors on the market, such as Repatha (Amgen Inc.), Praluent (Regeneron Pharmaceuticals, Inc.) and Leqvio (Novartis International AG), are injectable monoclonal antibodies and small interfering RNA that have been observed to reduce LDL-C levels by approximately 50% compared to baseline and MACE by 15%. While PCSK9 inhibitors have demonstrated their effectiveness at reducing LDL-C when used alone and as an adjunct to statin therapy, we believe their injectable route of administration makes them inconvenient for patients, and their access is further limited by their associated high cost and low rates of prescription approval by payors. It is estimated that over 75% of ASCVD and HeFH outpatients prefer oral drugs to injectable therapies.

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

In the Phase 3 REVEAL CVOT investigating the efficacy of anacetrapib in approximately 30,000 patients with ASCVD receiving intensive atorvastatin therapy, there was an observed correlation between MACE benefits for anacetrapib and the magnitude of the LDL-C reduction, suggesting that CETP inhibitors work according to the same principle as statin therapy in reducing MACE. The REVEAL trial began enrollment in August 2011 and completed its long-term follow-up in April 2019. A median four-year follow-up of the REVEAL trial showed that CETP inhibition resulted in a 9% reduction in MACE (first major coronary event, a composite of coronary death, myocardial infarction or coronary revascularization) compared to placebo. We believe the REVEAL results provide clinical support showing that the absolute reduction in LDL-C over time by CETP inhibition confers a predictable benefit in the prevalence of adverse cardiovascular outcomes, as measured by MACE. However, due to a very low baseline level of LDL-C (61 mg/dl), the trial showed only a modest absolute LDL-C lowering of 11 mg/dl (17%). In addition, anacetrapib’s potential commercial viability was limited by its lipophilicity, which caused it to accumulate in fat tissue over time.

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

Clinical Development Plan

We conducted two Phase 3 pivotal trials – our BROADWAY and BROOKLYN trials – designed to measure obicetrapib’s ability to reduce LDL-C as a monotherapy administered as an adjunct to maximally tolerated lipid-modifying therapy. Following our end of Phase 2 meeting with the FDA in the fourth quarter of 2021, we also commenced our Phase 3 PREVAIL CVOT for obicetrapib as a monotherapy administered as an adjunct to maximally tolerated lipid-modifying therapy in early 2022. In our Phase 2 ROSE2 trial, we evaluated the effect of an FDC of obicetrapib 10 mg with ezetimibe 10 mg on top of high-intensity statin therapy on reduction in LDL-C. In parallel with the ROSE2 trial, we formulated two prototype FDC tablets of obicetrapib and ezetimibe. These formulations were compared to the co-administration of obicetrapib and ezetimibe in a pilot bioequivalence trial, which was completed in the first half of 2023. Based on the results of this pilot bioequivalence trial and the data and learnings from our ROSE2 trial, we selected a formulation for an FDC tablet of obicetrapib and ezetimibe. We initiated TANDEM, a Phase 3 pivotal trial, to evaluate 10 mg obicetrapib and 10 mg ezetimibe as an FDC used as an adjunct to diet and maximally tolerated lipid-lowering therapies to potentially enhance LDL-lowering in patients with HeFH, ASCVD or ASCVD risk equivalents, in the first quarter of 2024 and released topline data in November 2024.

We have set forth below our current obicetrapib clinical development programs.

* PREVAIL will continue until the last participant has been followed up for a minimum of 2.5 years and the target number of MACE events have occurred. As a result, the earliest the trial could conclude based on the minimum follow-up period is the end of 2026. However, we will continue the trial until the target number of MACE events occur, which could likely require the trial to continue beyond this point.

Note: Other than as noted, this graphic represents trials that are currently ongoing. Projections are subject to inherent limitations. Actual results may differ from expectations. Other than as noted, the timing of regulatory submissions is subject to additional discussions with regulators.

Additionally, based on the lipid-modifying effects of CETP inhibition we have observed in our clinical trials for obicetrapib to date, we have conducted preclinical and early clinical assessments of obicetrapib to test its potential for the prevention and treatment of Alzheimer’s disease. Following a Type B meeting in June 2021, the FDA confirmed that our preclinical data are sufficient to support a proposed clinical trial of obicetrapib for this indication, and we commenced a Phase 2a clinical trial in early 2022 in patients with early Alzheimer’s disease to evaluate the pharmacodynamic and pharmacokinetic effects, safety and tolerability of obicetrapib. We announced initial data from this trial in September 2023. In July 2025, we announced data from a prespecified analysis in BROADWAY that evaluated the effects of longer duration of therapy (12 months) on certain biomarkers associated with Alzheimer's disease with a prespecified population of ApoE3/4 or 4/4 carriers, based on phenotypic analysis. Based on these results, we expect to initiate a new clinical trial evaluating obicetrapib in patients with early Alzheimer’s disease in 2026.

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

The direct correlation between LDL-C reduction and decrease in atherosclerotic cardiovascular events has been documented for both statin, as well as non-statin, therapies in CVOTs for ezetimibe, the PCSK9 inhibitors evolocumab and alirocumab, and for the CETP inhibitor anacetrapib. Most notably, a median four-year follow-up of the REVEAL Phase 3 trial of anacetrapib showed that CETP inhibition resulted in a 9% reduction in MACE (first major coronary event, a composite of coronary death, myocardial infarction or coronary revascularization) compared to placebo. However, due to a very low baseline level of LDL-C (61 mg/dl), the trial showed only a modest absolute LDL-C lowering of 11 mg/dl (17%). After approximately six and a half years of total follow-up, the REVEAL clinical trial showed additional MACE reduction of 20%. The table below shows the reduction in MACE and each component of MACE in the in-trial and post-trial periods.

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

Planned and Ongoing Clinical Trials for Cardiovascular Disease

Phase 3 PREVAIL Cardiovascular Outcomes Trial

We have initiated our PREVAIL trial (TA-8995-304), our Phase 3 CVOT, to evaluate the effects of 10 mg obicetrapib in participants with ASCVD on MACE, including cardiovascular death, myocardial infarction, stroke and non-elective coronary revascularization. We enrolled over 9,500 participants at sites in the United States, Canada, Europe, Asia, and Australia with established ASCVD and an LDL-C level of at least 55 mg/dL, and an additional risk enhancer in participants with an LDL-C level below 100 mg/dL, whose LDL-C levels are not adequately controlled despite maximally tolerated lipid-modifying therapies. The planned median trial follow-up is expected to be approximately 42 months, and the treatment period will continue until the last participant has been followed for a minimum of 2.5 years after the last patient has been randomized or until the target number of primary endpoint events (i.e., coronary heart disease death, non-fatal myocardial infarction, fatal or non-fatal ischemic stroke, or coronary revascularization) have occurred, whichever is later.

We designed our PREVAIL trial based on insights gained from analyzing failures of prior CVOTs for other CETP inhibitors. Our trial design targets patients above their LDL-C risk-based goal, despite treatment with maximally tolerated lipid modifying therapies, which we believe creates potential for greater observed absolute LDL-C reduction, particularly given the observed median LDL-lowering activity observed in our clinical trials. We are focused on patients with elevated LDL-C levels and who have at least one other risk enhancer (including recent myocardial infarction, Type 2 diabetes, high triglyceride levels or low HDL-C), compared to prior CVOTs for CETP inhibitors that enrolled patients with low baseline LDL-C. We are planning for longer duration of follow-up to maximize opportunities to observe MACE reduction, with all patients to be followed for a minimum of 2.5 years. We believe that the inclusion of a patient population with established ASCVD who are at very high risk to experience a future cardiovascular event given their elevated LDL-C levels despite being treated with maximum lipid lowering therapy and who have other additional risk enhancers increases the likelihood that the trial will accrue sufficient primary endpoint events over time and potentially result in a strong relative risk reduction in the treatment arm.

Phase 3 REMBRANDT Imaging Trial

We have initiated REMBRANDT, a Phase 3 cardiovascular computed tomography angiography imaging trial to evaluate the effect of obicetrapib and ezetimibe in FDC on coronary plaque. The placebo-controlled, double-blind, randomized, Phase 3 study is being conducted in adult participants with high-risk ASCVD who are not adequately controlled by their maximally tolerated lipid-modifying therapy, to assess the impact of the obicetrapib 10 mg and ezetimibe 10 mg FDC daily on coronary plaque and inflammation characteristics. The study is expected to complete enrollment of approximately 300 patients in 2026.

Phase 3 RUBENS Trial

RUBENS is a placebo-controlled, double-blind, randomized, 12-week study conducted in adult participants with Type 2 diabetes and/or Metabolic Syndrome on stable, guideline- recommended lipid lowering therapy to evaluate the LDL-C lowering of obicetrapib alone, or obicetrapib and ezetimibe in FDC. Participants completing the 12-week double-blind treatment will enter a 9-month open label extension with obicetrapib and ezetimibe in FDC. The study is expected to enroll approximately 300 patients, with topline data expected by the end of 2026.

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

Completed Phase 3 Clinical Trials

We have completed three Phase 3 clinical trials of obicetrapib for the treatment of cardiometabolic disease. TANDEM evaluated 10 mg obicetrapib and 10 mg ezetimibe as an FDC, while BROADWAY and BROOKLYN were designed to measure the effect of obicetrapib 10 mg as monotherapy on top of maximally tolerated lipid-modifying therapy.

Phase 3 TANDEM Fixed-Dose Combination Trial

We completed TANDEM, a Phase 3 pivotal trial, to evaluate 10 mg obicetrapib and 10 mg ezetimibe as an FDC used as an adjunct to diet and maximally tolerated lipid-lowering therapies to potentially enhance LDL-lowering in patients with HeFH, ASCVD or ASCVD risk equivalents in November 2024. We enrolled approximately 400 patients in the United States that had a baseline LDL-C of ≥ 70 mg/dL. Following a 14-day screening period, patients were randomized 1:1:1:1 to obicetrapib 10 mg and ezetimibe 10 mg FDC, obicetrapib 10 mg monotherapy, ezetimibe 10 mg monotherapy or placebo for an 84-day treatment period.

TANDEM’s co-primary endpoints were percent change from baseline in LDL-C of the FDC compared to each monotherapy arm after 84 days and obicetrapib 10 mg compared to placebo after day 84. Secondary endpoints incorporated percent changes from baseline in other biomarkers, including Lp(a), non-HDL-C and ApoB. The TANDEM trial met all co-primary endpoints. Overall, the FDC was observed to be well-tolerated compared to placebo in this trial. For all treatment groups, the most common treatment-emergent adverse events (“TEAEs”) were hypertension (4.4%), arthralgia (4.2%), upper respiratory tract infection (3.4%), diarrhea (2.5%), and fatigue (2.5%).

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

Phase 3 BROADWAY and BROOKLYN Lipid Trials

We conducted two Phase 3 pivotal trials designed to measure obicetrapib’s LDL-C lowering capability and enrolled patients across both trials who require additional LDL-lowering on top of their maximum tolerated lipid-modifying therapies. BROADWAY, which completed enrollment in July 2023 and for which topline results were announced in December 2024, randomized approximately 2,500 patients in the United States, Europe and Asia with HeFH (individuals genetically predisposed to very high cholesterol) or established ASCVD, and who have baseline LDL-C of at least 55 mg/dL, and an additional risk enhancer in participants with an LDL-C level below 100 mg/dL (including other abnormal biometrics, a recent myocardial infarction or Type 2 diabetes). BROOKLYN, which completed enrollment in April 2023 and for which topline results were announced in July 2024, enrolled HeFH patients in the United States, Canada, Europe and Africa who had baseline LDL-C of at least 70 mg/dL. Obicetrapib was administered in a once-daily 10 mg dose as an adjunct to diet (for regulatory purposes in the European Union) and maximally tolerated lipid-modifying therapy, for a 52-week treatment period. Such lipid-modifying therapies included statins or, for statin-intolerant patients, ezetimibe, Nexletol/Nexlizet, PCSK9 inhibitors, or fibrates (a class of drugs which increase HDL-C without significantly reducing LDL-C).

The primary endpoint of both trials was percent change from baseline in LDL-C of obicetrapib 10 mg compared to placebo after 84 days. Secondary endpoints also included percent changes from baseline of obicetrapib 10 mg compared to placebo after 84 days in Lp(a), ApoB, HDL-C and non-HDL-C (representing total cholesterol minus HDL-C), and for BROADWAY, LDL-C levels at days 180 and 365, total cholesterol and triglycerides. For BROADWAY, other exploratory outcome measures included time from randomization until first confirmed occurrence of MACE in the obicetrapib arm compared to placebo. The safety and tolerability profile of obicetrapib was comparable to placebo in both trials (which included a broad representation of adult males and females of all ages, including elderly and very elderly participants), assessed by AEs, vital signs, clinical laboratory values and electrocardiogram measurements. In addition, we evaluated obicetrapib’s effects on blood pressure and no difference from placebo was shown.

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

Overall, obicetrapib was observed to be well-tolerated compared to placebo in the BROADWAY trial. TEAEs in BROADWAY were reported by 1,007 (59.8%) patients in the obicetrapib 10 mg group compared to 513 (60.9%) patients in the placebo group. Most TEAEs were mild or moderate. TESAEs were observed in 13.9% of the placebo group and in 12.5% of the obicetrapib group. For all treatment groups, the most common TEAEs were COVID-19 (5.1%), hypertension (4.5%), upper respiratory tract infection (3.2%), hyperglycemia (2.8%), and nasopharyngitis (2.6%).

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

Overall, obicetrapib was also observed to be well-tolerated compared to placebo in the BROOKLYN trial. TEAEs were reported by 149 (63.7%) patients in BROOKLYN in the obicetrapib 10 mg group compared to 83 (70.3%) patients in the placebo group. Most TEAEs were mild or moderate. TESAEs were observed in 6.8% of the placebo group and in 5.6% of the obicetrapib group. For all treatment groups, the most common TEAEs were influenza (8.0%), COVID-19 (6.5%), hypertension (6.3%), nasopharyngitis (5.7%), and diarrhea (4.8%).

The following table summarizes the safety results from the BROOKLYN trial:

	Placebo N= 118 n (%)	Obicetrapib 10 mg N= 234 n (%)	Total N= 352 n (%)
Any TEAEs	83 (70.3)	149 (63.7)	232 (65.9)

Any trial drug related TEAEs	8 (6.8)	10 (4.3)	18 (5.1)
Any TEAEs leading to discontinuation of trial drug	8 (6.8)	10 (4.3)	18 (5.1)
Any TESAEs	8 (6.8)	13 (5.6)	21 (6.0)

Completed Phase 2 Clinical Trials

We have completed five Phase 2 trials of obicetrapib for the treatment of cardiometabolic disease. In our Phase 2 trials obicetrapib was observed to robustly lower LDL-C and increase HDL-C from baseline across various treatment settings. Obicetrapib was also observed to be well-tolerated compared to placebo, in both the 5 mg and 10 mg doses and as a combination therapy with ezetimibe. The majority of TEAEs were mild or moderate in severity and there were no drug-related, TESAEs. The graphs below summarize the results of our Phase 1 multiple ascending dose and Phase 2 trials, with 10 mg of obicetrapib.

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

ROSE2 Clinical Trial

In June 2023, we announced full results from our Phase 2 ROSE2 trial, our clinical trial evaluating obicetrapib in combination with ezetimibe as an adjunct to high-intensity statin therapy. ROSE2 met its primary and secondary endpoints, with statistically significant reductions in LDL-C and ApoB observed. Statistically significant improvements in non-HDL-C and total and small LDL-P were also observed. We also observed significant improvements in Lp(a). In addition, the combination of obicetrapib and ezetimibe was observed to be well-tolerated, with a safety profile observed to be comparable to placebo.

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

The primary endpoint was the percent change from baseline to week 12 in Friedewald-calculated LDL-C for the obicetrapib plus ezetimibe combination treatment group compared with placebo. Secondary efficacy endpoints included the percent changes from baseline to week 12 in LDL-C for obicetrapib monotherapy compared with placebo and in ApoB for the obicetrapib plus ezetimibe combination compared with placebo and the obicetrapib monotherapy compared with placebo. Exploratory endpoints included the percent changes from baseline to week 12 in lipoprotein(a), non-HDL-C, HDL-C, total and small LDL-P assessed by nuclear magnetic resonance (NMR), and the proportion of patients at the end of treatment who achieved LDL-C levels below 100 mg/dL, 70 mg/dL and 55 mg/dL for the obicetrapib plus ezetimibe combination and obicetrapib monotherapy groups compared with placebo.

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

In parallel with the ROSE2 trial, we formulated two prototype FDC tablets of obicetrapib and ezetimibe. These formulations were compared to the co-administration of obicetrapib and ezetimibe in a pilot bioequivalence trial, which was completed in the first half of 2023. Based on the results of this pilot bioequivalence trial and the data and learnings from our ROSE2 trial, we have selected a formulation for an FDC tablet of obicetrapib and ezetimibe and initiated TANDEM, a Phase 3 pivotal trial, to evaluate 10 mg obicetrapib and 10 mg ezetimibe as an FDC used as an adjunct to diet and maximally tolerated lipid-lowering therapies to potentially enhance LDL-lowering in patients with HeFH, ASCVD or ASCVD risk equivalent patients, in the first quarter of 2024 and released topline data in November 2024.

Japan Phase 2b Clinical Trial

In June 2023, we announced topline results from our Phase 2b Japan trial evaluating the effects of three doses of obicetrapib (2.5 mg, 5 mg, and 10 mg) on LDL-C levels. This was a randomized, double-blind, placebo controlled trial designed to evaluate the efficacy, safety and tolerability of obicetrapib as an adjunct to stable statin therapy in Japanese patients. The trial was conducted at hospitals and clinics across Japan. The primary endpoint was the percent change from baseline to end of treatment (day 56) in LDL-C for each obicetrapib group compared to placebo. The trial enrolled 102 adult participants, who were randomized 1:1:1:1 to receive obicetrapib 2.5 mg, 5 mg, 10 mg or placebo for the 56-day treatment period. Patients treated with obicetrapib 2.5 mg, 5 mg or 10 mg achieved a median reduction in LDL-C of 24.8%, 31.9%, and 45.8%, respectively, as compared to patients treated with placebo, who achieved a median reduction in LDL-C of 0.9%. In addition, patients treated with obicetrapib 10 mg achieved a median reduction in ApoB of 29.7%, compared to a 0.4% reduction in patients treated with placebo, and a median reduction in non-HDL-C of 37.0%, as compared to a 0.4% reduction in patients treated with placebo. The p-value for each endpoint in the obicetrapib arms of the trial compared to placebo was <0.0001. Overall, the different dosages of obicetrapib were observed to be generally well-tolerated, with a safety profile comparable to placebo. TEAEs were reported by 15 (57.7%) subjects in the 10 mg obicetrapib group, 7 (28.0%) subjects in the 5 mg obicetrapib group, 9 (36.0%) subjects in the 2.5 mg group and 15 (57.7%) subjects in the placebo group. AEs observed to date were primarily mild. One TESAE was observed in the 5 mg group, but it was not considered by the investigator to be related to trial treatment. Overall, no drug-related TESAEs were observed, and there were no TEAEs leading to death.

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

In BROADWAY, a pre-specified Alzheimer's disease analysis was designed to assess plasma Alzheimer's disease biomarkers in patients enrolled in the BROADWAY trial and evaluated the effects of longer duration of therapy (12 months) with a prespecified population of ApoE3/4 or 4/4 carriers, based on phenotypic analysis. The analysis included 1,515 patients, including 367 ApoE4 carriers, whose ApoE status was able to be determined. Because this analysis was based on a subset of patients from BROADWAY (which was designed to evaluate LDL-C reductions in an ASCVD and/or HeFH population), the Alzheimer's disease analysis was not controlled for baseline differences between the treatment and placebo population. The primary outcome measure was p-tau217 absolute and percent change over 12 months, among patients with baseline and end of study datapoints above the lower limit of quantitation. Additional outcome measures included NFL, GFAP, p-tau181, and Aβ42/40 ratio absolute and percent change over 12 months. We observed statistically significant lower absolute changes in p-tau217 compared to placebo over 12 months in both the full analysis set (p=0.0019; n=1,515) and in ApoE4 carriers (p=0.0215; n=367). Although a safety analysis was not performed in the Alzheimer's disease study population, in BROADWAY obicetrapib was observed to be well-tolerated, with safety results comparable to placebo. Based on these results, we expect to initiate a new clinical trial evaluating obicetrapib in patients with early Alzheimer’s disease in 2026.

Manufacturing and Supply

We currently have no manufacturing facilities and instead rely on several contract manufacturers to produce drug substance and drug products. The production is overseen by an experienced group of personnel. Obicetrapib and obicetrapib and ezetimibe FDC tablets are manufactured and tested in accordance with current good manufacturing practices (“cGMPs”) at facilities in the United States, Canada, Austria and India. In preparation for commercial supply, we are in the process of expanding our supply network to support a commercial launch of obicetrapib, if approved.

Marketing and Sales

While we do not currently have the internal marketing, sales or distribution capabilities necessary to commercialize obicetrapib or any future product candidates, if approved for commercial sale, we are currently developing our own commercial infrastructure and capabilities in the United States and have entered, and expect to continue entering, into arrangements with third parties to perform these services outside of the United States. We may also opportunistically seek strategic collaborations to maximize the commercial opportunities for our future product candidates inside and outside the United States. We entered into the Menarini License, pursuant to which we granted Menarini the exclusive rights to commercialize obicetrapib 10 mg either as a sole active ingredient product or in an FDC with ezetimibe in the majority of European countries, if approved. As any future product candidates near regulatory approval and potential commercial launch, we plan to assess our options for commercializing each respective product candidate and may choose to commercialize themselves ourselves or with a partner.

Menarini License

We entered into the Menarini License, pursuant to which we granted Menarini an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property and our regulatory documentation to undertake post approval development activities and commercialize multiple brands of obicetrapib in a single unit dose of 10 mg or less, either as a sole active ingredient product or in an FDC with ezetimibe (the “Licensed Products”), for any use in the Menarini Territory. We retained all rights to obicetrapib in all other territories and in other dosages.

We are solely responsible for conducting the development activities to obtain regulatory approval for obicetrapib. Menarini may conduct market access studies, medical affairs activities, non-registration studies and Phase IV clinical trials in the Menarini Territory. Menarini is responsible for submitting and obtaining the required regulatory approvals to commercialize obicetrapib (at the licensed dosage) in the

Menarini Territory and will own the regulatory approvals, if received. In August 2025, the EMA accepted for review the MAAs submitted by Menarini for obicetrapib 10 mg monotherapy and the FDC of 10 mg obicetrapib plus 10 mg ezetimibe for the treatment of primary hypercholesterolemia, including heterozygous familial and non-familial or mixed dyslipidemia. If the MAAs are approved by the EMA, Menarini will also be solely responsible for commercializing obicetrapib monotherapy and the FDC of obicetrapib plus ezetimibe (at the licensed dosage) and will be required to use commercially reasonable efforts to commercialize obicetrapib in the Menarini Territory.

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

In addition, we have entered into a supply agreement with Menarini pursuant to which we will supply Menarini with obicetrapib monotherapy and with the FDC of obicetrapib plus ezetimibe finished product in bulk tablet form (the “Drug Products”). We will initially be Menarini’s exclusive supplier of the Drug Products and fulfill purchase orders based on periodic volume forecasts that Menarini is required to provide, a portion of which will be binding. The price to be paid by Menarini will be based on a specified mark-up to our “cost of goods sold” for the supplied Drug Products (as determined in accordance with the supply agreement), subject to periodic adjustments.

The term of the supply agreement continues for the duration of the term of the Menarini License unless terminated earlier. We may terminate the supply agreement for convenience upon advance 120 days’ written notice to Menarini, provided that the effective date of such a termination must follow the earlier of (i) completion of a process to transfer manufacturing of the Drug Products to Menarini or a designated third-party contract manufacturer, and (ii) two years after the initiation of such transfer. Either party may terminate the supply agreement for uncured material breaches of the supply agreement, if the other party becomes insolvent, or if a force majeure event continues for six months or longer.

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

We strive to protect and enhance our proprietary inventions and improvements that we consider commercially important to the development of our business, including by seeking, maintaining, and defending U.S. and foreign patent rights. All of the issued patents and pending patent applications in our patent portfolio are owned by our subsidiary, NewAmsterdam Pharma B.V., Dutch Chamber of Commerce registry number 55971946. As of December 31, 2025, we owned:

•
10 issued U.S. patents and 25 pending U.S. patent applications,
•
114 granted European patents and 10 pending European patent applications,
•
1 granted Chinese patent and 14 pending Chinese patent applications,
•
5 granted Japanese patents and 6 pending Japanese patent applications, and
•
54 granted patents and about 139 pending patent applications in other foreign jurisdictions, including international applications under the Patent Cooperation Treaty (“PCT”).

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

The issued patents and pending patent applications for obicetrapib as of December 31, 2025 are detailed below. We have segregated these patents into three groups for ease of reference: First Generation Patents, Second Generation Patents and Third Generation Patents based on the patent application filing dates and subject matter.

Obicetrapib First Generation Patents

Our first generation obicetrapib patent portfolio includes:

•
a patent family directed generally to compounds, pharmaceutical compositions comprising the compounds, and methods of treatment using the compounds and pharmaceutical compositions. We have 1 granted patent in the United States in this patent family covering a genus of compounds that includes obicetrapib and claims that more narrowly cover the obicetrapib compound and pharmaceutical compositions thereof. This United States patent is expected to expire in August 2027, without taking potential patent term extension into account.
•
a patent family covering a method of synthesizing obicetrapib. In this patent family, we have 1 granted patent in the United States, 5 granted patents in Europe including the United Kingdom, and 1 granted patent in Japan. Patents in this family are expected to expire between March 29, 2027 and March 31, 2029, not including potential patent term extensions.

Obicetrapib Second Generation Patents

Our second generation obicetrapib patent portfolio includes:

•
a patent family directed to solid oral dosage forms containing 5 to 10 mg of obicetrapib, including tablet forms, and methods of treatment comprising administration of 1 to 25 mg of obicetrapib daily which includes 4 granted patents and 2 pending patent applications in the United States, 39 granted patents in Europe, 1 granted patent in Japan, 6 pending patent applications in China, and 22 granted patents and 13 pending patent applications in other foreign jurisdictions. These patents, and patent applications if granted, are expected to expire in February 2034, without taking potential patent term extensions or patent term adjustment into account.
•
a patent family directed to compositions that contain obicetrapib and a statin, methods of treating with compositions that contain obicetrapib and a statin, and in various foreign jurisdictions, methods of use in which obicetrapib and a statin are separately administered which include 1 granted patent in the United States (expected to expire in February 2034), 2 granted patents in Japan, 2 pending patent applications in China, and 7 granted patents and 3 pending patent applications in other foreign jurisdictions. Outside the United States, patents, and patent applications if granted, are expected to expire in August 2035, without taking potential patent term extensions or patent term adjustment into account.

•
a patent family that claims a synthetic intermediate used in a synthetic process we intend to use commercially, as well as processes to make that intermediate, which includes 1 granted patent in the United States, 39 granted patents and 1 pending patent application in Europe, 1 granted patent in China, 1 granted patent in Japan, and 22 granted patents and 2 pending patent applications in other foreign jurisdictions. Patents, and patent applications if granted, are expected to expire in July 2035, without taking potential patent term extensions or patent term adjustment into account.

Obicetrapib Third Generation Patents

Our third generation obicetrapib patent portfolio includes:

•
a patent family covering the solid salt form of obicetrapib that we intend to commercialize, a process for its commercial synthesis, and a novel intermediate used in that synthetic process. In the United States, we have 2 granted patents including a granted patent with claims covering the solid salt form of obicetrapib, and 2 pending applications. Patent applications are pending in Europe, China, Japan, and in over 40 other foreign jurisdictions. Our United States patents, and patents if granted on the pending applications worldwide, are expected to expire in July 2043, without taking potential patent term adjustment or extensions into account.
•
patent families directed to the combination of obicetrapib with ezetimibe, including patent families covering methods of treatment, fixed dose combinations, and the formulation of our intended FDC product. Certain patent families directed to formulations also include the commercial formulation of our intended single-active product. Patents in these families, if granted, are expected to expire from February 2042 to November 2045, without taking potential patent term adjustment or extensions into account.
•
patent families directed to the combination of obicetrapib with statins for use in certain subpopulations, the combination of obicetrapib with SGLT2 inhibitors, and the combination of obicetrapib with PCSK9 inhibitors. Patents in these families, if granted, are expected to expire from July 2042 to April 2046, without taking potential patent term adjustment or extensions into account.
•
patent families directed to methods of using obicetrapib to treat neurodegenerative diseases. Granted patents in these families, and patent applications if granted, are expected to expire from March 2042 to September 2045, without taking potential patent term adjustment or extensions into account.
•
patent families directed to treatment of patient populations enrolled in our Phase 3 clinical trials, or directed to other clinical indications. Patents in these families, if granted, are expected to expire from September 2044 to September 2045, without taking potential patent term adjustment or extensions into account.
•
patent families directed to other aspects of obicetrapib and related molecules, such as synthesis processes, solid forms and formulations, and methods of preparation and use thereof. Patents in these families, if granted, are expected to expire from November 2045 to November 2046, without taking potential patent term adjustment or extensions into account.

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of drug products. We, along with any third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies, clinical trials or seek approval of our products and product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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
•
submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before human clinical trials may begin and must be updated annually and when certain changes are made;
•
approval by an independent investigational review board (“IRB”) or independent ethics committee (“EC”) at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements, to establish the safety and efficacy of the proposed drug for its intended use;
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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the trial until completed. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or data monitoring committee, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the clinical trial complies with regulatory requirements if the data is to be used in support of NDA approval. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements, the FDA is able to validate the data through an onsite inspection, if deemed necessary, and the FDA determines that the data is applicable to the U.S. patient population.

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
•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA, although this may vary and in some instances hybrid trials may be conducted that meet the criteria for multiple phases under one trial design.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may refuse to file the application if the application is not sufficiently complete to permit substantive review and request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once accepted for filing, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act (“PDUFA”), guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete its initial review and act on a standard NDA for a drug that is a new molecular entity, and of ten months from the date of NDA receipt to review and act on a standard NDA for a drug that is not a new molecular entity. The FDA does not always meet its PDUFA goal dates, and the review process is often extended by FDA requests for additional information or clarification.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it has considered such recommendations carefully when making decisions.

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

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter, a tentative approval letter (in the case of, for example, certain types of NDAs referred to as 505(b)(2) NDAs that rely in whole or in part on other company’s approvals), or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific conditions of use, including specific indications. A tentative approval letter is notification that an NDA otherwise meets the requirements for approval but cannot be approved because of exclusivity or patent reasons. A drug product that is granted tentative approval is not an approved drug and will not be approved until FDA issues an approval letter after any necessary additional review of the NDA. A CRL indicates that the review cycle of the application is complete and the application is not ready for approval. A CRL will describe all of the deficiencies that the FDA has identified in the NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. The FDA will refuse approval of an NDA if applicable statutory and regulatory criteria are not satisfied and may require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular conditions of use, including particular indications, and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post-marketing trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing trials or surveillance programs.

In addition, the Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current, or fails to submit a request for approval of a pediatric formulation. In addition, failure to fulfill the requirement to submit a pediatric study plan with an application may be grounds for refusal to file an application.

U.S. Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new products that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to a particular product for the specific qualifying disease or condition. The sponsor of a Fast Track designated product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track-designated product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted. Rolling review may occur if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. FDA may also only commence its review upon submission of the final section of the NDA.

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

U.S. Marketing and Data Exclusivity

Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDA provides periods of non-patent regulatory exclusivity, which provides the holder of an approved NDA limited protection from new competition in the marketplace. Five years of exclusivity are available to new chemical entities (“NCEs”). An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt (including a salt with hydrogen or coordination bonds), or other noncovalent derivative (such as a complex, chelate, or clathrate) of the molecule, responsible for the physiological or pharmacological activity of the drug substance. During the exclusivity period, an abbreviated new drug application (“ANDA”) or a 505(b)(2) NDA that contains the same active moiety may not be submitted. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a Paragraph IV certification of patent invalidity, unenforceability, or non-infringement is filed.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, containing a previously approved active moiety, if FDA determines that it contains reports of new clinical investigations (other than bioavailability studies) essential to the approval of the application and conducted or sponsored by the applicant. New indications, dosages or strengths of an existing active moiety may be eligible for three-year exclusivity. If eligible, FDA may not approve an ANDA or 505(b)(2) application containing the same active moieties (or combination of active moieties) for the same conditions of approval protected by the exclusivity for three years after approval of the eligible NDA or supplement. This three-year exclusivity protects only the modification for which the drug received approval on the basis of the new clinical investigations and often can be “carved out” of the labeling of the ANDA or 505(b)(2) application to permit approval. This exclusivity does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active moiety (or combination of active moieties) for previously approved, unprotected conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a 505(b)(1) NDA.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat rare diseases or conditions affecting fewer than 200,000 individuals in the United States. If a product with orphan drug designation receives FDA approval for an indication within the designated disease, the FDA generally may not approve another marketing application for the same drug for the same approved indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority by a subsequent product or if the holder of the orphan drug exclusivity is unable to assure sufficient quantities of the product to meet patient needs.

The FDA may also grant pediatric exclusivity, which provides a six-month extension to existing regulatory or patent exclusivity. To be eligible for pediatric exclusivity, the FDA must issue a Written Request detailing the studies to be performed and the timeframe for their completion. If an applicant agrees to perform the studies as outlined in the Written Request, the applicant must submit study reports at least fifteen months prior to the expiry of the exclusivity that is to be extended. To be eligible for pediatric exclusivity, FDA must determine that the studies fairly respond to the Written Request, have been conducted in accordance with commonly accepted scientific principles and protocols, and have been reported in accordance with the requirements for filing.

U.S. Post-approval Requirements

Drug products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. After approval, for certain modifications to the drug or the labeling of the drug, including changes in indications, other prescribing information or manufacturing processes or facilities, the applicant may be required to submit and obtain prior FDA approval of a new NDA or NDA supplement, which may require the development and submission of additional data. A limited category of changes made be made 30 days after submission of an NDA supplement or at the same time as an NDA supplement is submitted. These are known as “changes being effected” supplements. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements in the event of a deviation involving distributed product. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and other tracking requirements and must notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production, quality and distribution control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. If new or increased safety risks are identified, there may be required revisions to the approved labeling, imposition of post-market trials or clinical trials, or imposition of distribution restrictions or other restrictions under a REMS program. A failure to meet applicable regulatory requirements can result in potential consequences to include, among other things:

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

The FDA closely regulates the marketing, labeling, advertising, and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity, and potency that are approved by the FDA and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and other advertising and promotion requirements. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties.

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

The federal false claims laws, including the federal False Claims Act (the “FCA”), prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to avoid, decrease, or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Actions under the civil FCA may be brought by the U.S. Department of Justice or as a qui tam action by a private individual in the name of the government. Moreover, a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil FCA.

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

The federal Physician Payments Sunshine Act requires applicable manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals including physician assistants and nurse practitioners, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

There are federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, and such reported prices may be used in the calculation of reimbursement and/or discounts on approved products.

Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s otherwise voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing information and marketing expenditures or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives.

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

Moreover, as a condition of participating in, and having products covered under, certain federal healthcare programs, such as Medicare and Medicaid, we will be subject to federal laws and regulations that require pharmaceutical manufacturers to calculate and report certain price reporting metrics to the government, such as Medicaid Average Manufacturer Price (“AMP”), and Best Price, Medicare Average Sales Price, the 340B Ceiling Price and Non-Federal AMP reported to the Department of Veteran Affairs, and with respect to Medicaid, pay statutory rebates on utilization of manufacturers’ products by Medicaid beneficiaries. Compliance with such laws and regulations require significant resources and any findings of non-compliance may have a material adverse effect on our revenues.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system and the reimbursement of drug products. For example, the Inflation Reduction Act of 2022 (the “IRA”) sets forth meaningful changes to drug product reimbursement by Medicare. The IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered by Medicare and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated "maximum fair price" under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect in 2023, although several significant challenges concerning the provisions for Medicare price negotiations are currently pending before federal appeals courts. With respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B or Part D. CMS negotiated prices for ten high-cost drugs paid for by Medicare Part D effective in 2026 and 15 Part D drugs effective in 2027. CMS will negotiate prices for 15 Part B or D drugs effective in 2028 and 20 Part B or Part D drugs effective in 2029 and each year thereafter. This provision applies to drug products that have been approved for at least 7 years and biologics that have been licensed for 11 years, but it does not apply to drugs and biologics that have been approved only for rare diseases or conditions.

The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increase the price of a covered Medicare Part B or Part D approved product faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D as of 2025, significantly lowers the beneficiary maximum out-of-pocket cost, and requires manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.

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

There has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. At the federal level, the Trump Administration (the “Administration”) has issued Executive Orders relating to prescription drug pricing and letters to pharmaceutical manufacturers that direct drug manufacturers to, among other things, offer most favored nation (“MFN”) pricing in Medicaid, offer MFN pricing for all newly launched drugs; repatriate increased revenue from abroad to lower drug prices in the United States, and implement direct-to-consumer and direct-to-business distribution of their products at MFN pricing. The Administration has warned that manufacturers that fail to make “significant progress” toward MFN pricing will face enumerated regulatory and enforcement consequences. In September 2025, the Administration began announcing deals with specific manufacturers to address the Administration’s MFN goals.

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

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

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

Medicinal products in the European Union (the “EU”) must be granted a marketing authorization (“MA”) before they can be marketed and sold in any EU member state. The process to obtain an MA requires the satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety, quality and efficacy of the medicinal product for each proposed therapeutic indication. It also requires the submission to the relevant competent authorities of an EU MAA and granting of an MA by these authorities. The aforementioned EU rules are applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states, as well as Norway, Liechtenstein and Iceland.

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

The Clinical Trials Regulation (EU) No 536/2014 (which replaced the previous Clinical Trials Directive 2001/20/EC) governs the system for the approval of clinical trials and the investigational medicinal product supply chain in the EU. The main characteristics of the Clinical Trials Regulation include: a streamlined application procedure for clinical trial authorization via a single-entry point, the Clinical Trials Information System; a single set of documents to be prepared and submitted for the application, as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is jointly assessed by the competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted (member states concerned). Part II is assessed separately by each member state concerned, and applicant may only start a clinical trial at a specific trial site after the competent ethics committee has issued a related favorable opinion. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU member state. However, overall related timelines are defined by the Clinical Trials Regulation.

The application for authorization of a clinical trial must be accompanied by, among other documents, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation as prescribed by the Clinical Trials Regulation, and further detailed in applicable guidance documents. Any substantial changes to the trial protocol or to other information submitted with the clinical trial application must be notified to or approved by the relevant competent national authorities and ethics committees through the Clinical Trials Information System. Medicinal products used in clinical trials must be manufactured in accordance with GMP, including in accordance with Commission Delegated Regulation (EU) 2017/1569. EU clinical trials must be conducted in accordance with EU and national regulations and, if intended for regulatory submissions, the International Conference on Harmonization (“ICH”) guidelines on GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EEA, it must appoint an entity within the EEA to act as its legal representative.

The Clinical Trials Regulation additionally prescribes that member states must implement a scheme providing for compensation for damage caused by participation in clinical trials within their territory in the form of insurance, a guarantee, or a similar arrangement that is equivalent as regards its purpose and which is appropriate to the nature and the extent of the risk.

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

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines ("PRIME") scheme, which provides incentives similar to the breakthrough therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA's support for the development of medicinal products that are not authorized in the EU and show the potential to target unmet medical needs. It permits increased interaction and early dialogue with companies developing promising medicinal products, to optimize their product development plans and speed up their evaluation under the centralized procedure to help the product reach patients as early as possible. Product developers that benefit from PRIME designation are potentially eligible for accelerated assessment of their MAA although this is not guaranteed. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted under the centralized procedure.

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

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU member state under national procedures to apply for this authorization to be recognized by the competent authorities in other EU member states. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU member states of the MA of a medicinal product by the competent authorities of other EU member states. The holder of a national MA may submit an application to the competent authority of an EU member state requesting that this authority recognize the MA delivered by the competent authority of another EU member state.

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

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved for medicinal products intended to be authorized for the treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. While an MA under exceptional circumstances may be subject to an obligation to conduct post-approval studies, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not required to provide the missing data on the medicinal product’s efficacy and safety necessary to convert the conditional MA into a standard MA. Subject to renewal after five years (as with all standard MAs), the MA “under exceptional circumstances” is granted definitively, but the risk-benefit balance of the medicinal product is reviewed annually and the MA can be withdrawn if the risk-benefit ratio is no longer favorable.

In addition to an MA, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. Manufacture of medicinal products in the EEA requires a manufacturing authorization, and import of medicinal products into the EEA requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU GMP standards when manufacturing medicinal products and active pharmaceutical ingredients (“API”), including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including good distribution practice standards and the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU member states. MA holders, manufacturing and import authorization (“MIA”) holders or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of the MA, MIA or distribution authorization, in case of non-compliance with the EU or EU member states’ requirements applicable to the manufacturing, import and distribution of medicinal products.

EU Data and Market Exclusivity

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an initial MA, innovative medicinal products that comprise a new active substance are entitled to eight years of data exclusivity and ten years of market exclusivity. Data exclusivity, if granted, prevents generic or biosimilar product manufacturers from referencing the innovator’s preclinical and clinical data in generic or biosimilar MAAs for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that an innovative medicinal product will be considered by the EU’s regulatory authorities to be a new active substance eligible for data and market exclusivity. These periods of data and market exclusivity may also be granted for a new MA for an existing active substance if the applicant is unrelated to the original MA holder and the MAA comprises a full free-standing dossier with relevant preclinical and clinical data.

In the EU, there is a special regime for biosimilars products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials regarding biosimilarity must be provided in support of an MAA.

In December 2025, the European Parliament and the Council of the European Union reached a provisional agreement to amend existing EU pharmaceutical legislation that will, among other things, alter the conditions and periods for data exclusivity available to MA holders when adopted into EU law. The final text of the new legislation is due to be released in early 2026 and expected transitional provisions mean that it will most likely apply from mid-2028.

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

Proposals to amend EU pharmaceutical laws

In December 2025, the European Parliament and the Council of the European Union reached a provisional agreement on legislation to amend the current EU pharmaceutical regulatory framework. The legislative reforms are intended to achieve a balance between supporting innovation and increasing the affordability and geographic availability of medicines. The text of the new legislation is due to be released in early 2026. Such legislation is likely to include altering the conditions and periods of marketing protections available for innovative products, requiring applicants to include environmental impact assessments in MAAs, increasing transparency and disclosure requirements, and restructuring the EMA’s scientific committees. Legislative changes are not expected to come into force until early 2026 and the expected transitional provisions mean that such changes will most likely apply from mid-2028.

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

China is a member of the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“International Council for Harmonisation”), so its GCP resemble the International Council for Harmonisation GCP in a great many respects. However, there are some differences. For example, under China’s GCP the sponsor must provide legal and economic guarantee to the investigator for clinical trial-related injuries, but harm or death caused by medical negligence is excluded. The drug rules contain procedures for amending the clinical trial approval, including obtaining approval for safety-related protocol amendments. NMPA (specifically, its Center for Food and Drug Inspections) has the power to audit trials and sites for GCP compliance during and after the clinical trial.

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

We are currently developing obicetrapib primarily for the treatment of patients at high cardiovascular risk with elevated levels of LDL-C as an adjunct to statins. If approved, obicetrapib would compete with approved non-statin treatments such as ezetimibe, Nexletol/Nexlizet and PCSK9 inhibitors such as Repatha, Praluent and Leqvio. We are also aware of two orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These consist of MK-0616 (Enlicitide) from Merck & Co., Inc, for which Merck released data from completed Phase 3 trials of adult patients with hypercholesterolemia in November 2025 and, if approved, has the potential to enter the U.S. market in 2026, and AZD0780 from AstraZeneca, which is being evaluated in an ongoing Phase 3 clinical trial. There are also a number of other product candidates in clinical development by third parties, such as Arrowhead Pharmaceuticals, CVI Pharmaceuticals, Innovent Biologics, Ionis Pharmaceuticals, Lib Therapeutics, Novartis, Novo Nordisk, Regeneron Pharmaceuticals, Verve Therapeutics and others, that are intended to treat ASCVD by lowering LDL-C and/or Lp(a).

Employees and Human Capital Resources

As of December 31, 2025, we had 100 employees, consisting of clinical, research and development, business development, regulatory, finance and operational personnel. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good. In addition, as of December 31, 2025, we engaged a total of 12 independent contractors. These independent contractors provide a diverse array of services, which includes assisting with our clinical development, manufacturing activities and regulatory obligations.

No Works Council or other employee representative body (personeelsvertegenwoordiging) is established within the Company or its subsidiaries.

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

Corporate Information

Our legal and commercial name is NewAmsterdam Pharma Company N.V. We were incorporated as a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the laws of the Netherlands on June 10, 2022, solely for the purpose of effectuating the Business Combination (as defined below). As part of the Business Combination, we converted our legal form to a public limited liability company (naamloze vennootschap) under the laws of the Netherlands on November 21, 2022. The Company is registered with the Dutch Trade Register under number 86649051. The address of our registered office is Gooimeer 2-35 1411 DC Naarden, the Netherlands, and the telephone number of the Company is +31 (0) 35 206 2971. Our agent in the United States is our subsidiary, NewAmsterdam Pharma Corporation, a corporation organized under the laws of the State of Delaware. NewAmsterdam Pharma Corporation’s address is 20803 Biscayne Blvd, Suite #105, Aventura, Florida.

On November 22, 2022 (the “Closing Date”), we consummated a business combination pursuant to the Business Combination Agreement, dated as of July 25, 2022 (the “Business Combination Agreement”), by and among the Company, Frazier Lifesciences Acquisition Corporation, a Cayman Islands exempted company (“FLAC”), NewAmsterdam Pharma Holding B.V., and NewAmsterdam Pharma Investment Corporation, a Cayman Islands exempted company and wholly owned subsidiary of the Company (“Merger Sub”).

Beginning on the day immediately prior to the Closing Date and finishing on the day immediately after the Closing Date, the following transactions occurred pursuant to the terms of the Business Combination Agreement (collectively, the “Business Combination”):

•
The shareholders of NewAmsterdam Pharma Holding B.V. (“Participating Shareholders”) contributed all outstanding shares in the capital of NewAmsterdam Pharma Holding B.V. to the Company in exchange for the issuance of ordinary shares, nominal value €0.12 per share (the “Ordinary Shares”), in the share capital of the Company (the “Exchange”);
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
•
Each NewAmsterdam Pharma Holding B.V. option that was outstanding and unexercised (“NewAmsterdam Pharma Options”) remained outstanding, and to the extent unvested, such option will continue to vest in accordance with its applicable terms, and at the time of the Exchange, such NewAmsterdam Pharma Options became options to purchase, and will when exercised be settled in Ordinary Shares; and
•
On the day following the Closing Date, FLAC changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and domesticated as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

Upon the achievement of a certain clinical development milestone, pursuant to the Business Combination Agreement, in March 2025 we issued to the Participating Shareholders (including Saga Investments Coöperatief U.A. (“Amgen”), an affiliate of Amgen, Inc., and Mitsubishi Tanabe Pharma Corporation (“MTPC”) for this purpose) and holders of NewAmsterdam Pharma Options prior to the closing of the Business Combination, who were directors, officers, employees or consultants of NewAmsterdam Pharma Holding B.V. as of the date of the Business Combination Agreement and who were at the time of achievement of such milestone providing services to the Company or its subsidiaries (the

“Participating Optionholders”), 1,886,137 additional Ordinary Shares (the “Earnout Shares”), which in the case of the Participating Optionholders took the form of awards of 143,001 restricted stock units (the “Earnout RSUs”) in the aggregate under the LTIP.

Prior to the Business Combination, we did not conduct any material activities other than those incident to our formation and certain matters related to the Business Combination, such as the making of certain required securities law filings. Upon the closing of the Business Combination, NewAmsterdam Pharma Holding B.V. became our direct, wholly owned subsidiary, and holds all of our material assets and conducts all of our business activities and operations.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are a clinical-stage company with limited operating history, no approved products and no significant historical product revenues, which makes it difficult to assess our future prospects and financial results. We have incurred net losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate significant product revenue or become profitable or, if we achieve profitability, may not be able to sustain it.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our operations to date have been limited to developing and undertaking clinical trials of our product candidate, obicetrapib. We are not profitable and have not generated significant product revenue from operations. We have historically incurred net losses since we commenced operations in October 2019. For the year ended December 31, 2025, we incurred a net loss of $203.8 million and as of December 31, 2025, we had an accumulated deficit of $762.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, considering the current research and development stage of our activities, as we do not have products approved for commercial sale. Our ability to ultimately achieve recurring product revenues and profitability is dependent upon our ability to successfully complete the development of obicetrapib and obtain necessary regulatory approvals for, and successfully manufacture, market and commercialize, our product together with our partners.

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

Since our inception, almost all of our resources have been dedicated to the clinical development of obicetrapib. While we have been successful in the past in obtaining financing, we expect to continue to spend substantial amounts to continue the clinical development of our product candidate and on commercial readiness and establishment of sufficient commercial manufacturing capacity. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $728.9 million.

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

We have invested almost all of our efforts and financial resources in the research and development of obicetrapib. Our future success, including our ability to generate revenue, depends on our ability to develop, commercialize, market and sell obicetrapib. However, obicetrapib has yet to receive marketing approval from the FDA, the EMA or other comparable regulatory authorities. We currently do not generate significant revenue from the sale of any products, and we may never be able to develop or commercialize a marketable product.

Obicetrapib’s marketability and commercialization are subject to significant risks associated with successfully completing current and future clinical trials, including:

•
our ability to successfully complete our clinical trials, including timely patient enrollment and acceptable safety and efficacy data and our ability to demonstrate the safety and efficacy of obicetrapib;
•
our ability to agree upon an initial pediatric study plan with the FDA and, unless we have received a deferral or waiver, our ability to complete successfully any pediatric clinical trials agreed pursuant to the PREA or its EU equivalent;
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

As a company, we have never progressed a product candidate through to regulatory approval. Other than our submission to the EMA and the EMA’s acceptance of MAAs for review for obicetrapib in August 2025, we have not previously submitted an NDA, an MAA or any similar drug approval filing to the FDA, the EMA or any comparable regulatory authority for any product candidate, and we cannot be certain that obicetrapib will be successful in clinical trials or receive regulatory approval. Further, obicetrapib may not receive regulatory approval even if it is successful in clinical trials. Even if we successfully obtain regulatory approvals to market our product candidate, our revenues will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights or share in revenues from the exercise of such rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved. In addition, there are, in general, relatively limited sources that can provide commercial product supply. While we believe our existing suppliers are sufficient to support our estimated target commercial market, and that alternative sources of supply exist if needed, there is no guarantee that our current and projected supply would be sufficient to support our commercials needs, if approved, especially if the market for obicetrapib is larger than we expected.

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

We may also encounter delays if a clinical trial is suspended or terminated by us or the IRBs or ECs of the institutions in which such trials are being conducted, the trial’s data safety monitoring board or data monitoring committee (the “DSMB”), the FDA, the EMA or other comparable regulatory authorities. Such authorities may suspend or terminate one or more of our clinical trials due to a number of factors, including our failure to conduct the clinical trial in accordance with relevant regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the EMA or other comparable regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, a finding that the participants are being exposed to an unacceptable benefit-risk ratio, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in the initiation, enrollment or completion of any clinical trial of obicetrapib, or if any clinical trials of obicetrapib are cancelled or fail to adequately demonstrate the safety and efficacy of obicetrapib, the commercial prospects of obicetrapib may be materially adversely affected, and our ability to generate significant product revenues will be delayed or not realized at all. In addition, any delays in completing our clinical trials may increase our costs and slow down our product candidate development and approval process. Any of these delays may significantly harm our business and financial condition. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of obicetrapib.

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
•
the clinical site’s ability to obtain and maintain subject consents; and
•
non-compliance of clinical trial participants with clinical trial protocol procedures and instructions.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA, the EMA and other comparable regulatory authorities in other countries. These regulations differ from country to country. We have not yet obtained regulatory approval to market obicetrapib in the United States or any other country, but plan to seek approval of obicetrapib in the United States, the EU, the United Kingdom, Switzerland, Japan and China. To gain approval to market obicetrapib, we must provide clinical trial data that adequately demonstrate the safety and efficacy of the product for the intended indication.

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

We and our collaborator(s) are not permitted to market or promote obicetrapib before we receive regulatory approval from the FDA, the EMA, the MHRA, the PMDA, the NMPA or comparable regulatory authorities in other countries, and we may never receive such regulatory approval for obicetrapib to allow us to successfully commercialize our product candidate. If we do not receive regulatory approval with the necessary conditions to allow successful commercialization, we will not be able to generate significant revenue from obicetrapib in the United States or other countries in the foreseeable future, or at all. Any delay in obtaining, or inability to obtain, applicable regulatory approval for obicetrapib would delay or prevent commercialization of our obicetrapib and could thus negatively impact our business, results of operations and prospects.

Our ongoing clinical trials may be subject to delays or failures, which could result in increased costs to us and could delay, prevent or limit our ability to obtain regulatory approval for obicetrapib, which could have an adverse impact on our business.

In addition to our Phase 3 lipid-lowering clinical trials for obicetrapib, we are currently conducting a CVOT in patients with ASCVD. The completion of these clinical trials or any of our other ongoing or future clinical trials may be delayed for a number of reasons, including:

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

We are subject to complex requirements to report AEs, and there is a risk that the FDA, the EMA and other comparable regulatory authority regulations may determine that we failed to report certain information about adverse medical events if our product may have caused or contributed to those AEs. The timing of our obligation to report would be triggered by the date upon which we become aware of the AE as well as the nature and severity of the event. We may also fail to appreciate that we have become aware of a reportable AE, especially if it is not reported to us as an AE or if it is an AE that is unexpected or removed in time from the use of our product. If we fail to comply with our reporting obligations, the FDA, the EMA, the MHRA, the PMDA, the NMPA or other comparable regulatory authority could take action including enforcing a hold on or cessation of clinical trials, withdrawal of approved drugs from the market, criminal prosecution, the imposition of civil monetary penalties or seizure of our product.

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

Our ongoing clinical trials are being conducted both within and outside the United States, and we intend to conduct portions of our future clinical trials outside the United States. The acceptance of clinical trial data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP requirements. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In cases where data from foreign clinical trials are intended to serve as the basis for marketing authorizations in the EU, the EMA and/or local regulatory authorities in EU member states require that such clinical trials follow the principles that are equivalent to the clinical trial requirements set out under relevant EU legislation, including with respect to ethical and GCP standards. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that any U.S. or foreign regulatory authority would accept data from clinical trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Disruptions at the FDA and other regulatory agencies caused by funding shortages or future global health crises could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new products or modifications to be approved by government agencies, which would adversely affect our business. Over the last several years, including for 43 days beginning on October 1, 2025 and for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions or provide feedback with respect to our planned clinical trials, which could have a material adverse effect on our business. In 2025, the FDA also experienced significant reductions in force that have impacted, and may continue to impact, its ability to review applications in a timely manner.

If a prolonged government shutdown or further reductions in force occur, or if global health crises prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If the FDA, the EMA or other comparable regulatory authority approves obicetrapib, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, continued compliance with cGMPs and compliance with GCPs for any clinical trials that we conduct post-approval. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. The EU similarly has in force falsified medicines rules, which require appropriate packaging, labeling, registration and tracking of certain medicinal products to ensure the detection of counterfeit medicinal products, and associated reporting requirements. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA strictly regulates the promotional claims that may be made about drug products. In particular, the FDA prohibits the pre-approval promotion of drugs as safe and effective for the purposes for which they are under investigation. Similarly, the FDA prohibits the promotion of approved drugs for unapproved use, and requires that claims of a product’s benefits be presented with balanced information about its risks and any limitations of use. Comparable restrictions apply in the EU, where, in addition, the advertising of prescription only medications to the general public is prohibited. If we are found to have improperly engaged in pre-approval promotion or to have improperly promoted off-label and other uses of our product candidates, we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions, which would materially adversely affect our business and financial condition. The FDA could issue a public untitled or warning letter to us. We could also be subject to FDA prohibition on the sale or marketing of our product candidates or significant fines and penalties. The imposition of these sanctions could affect our reputation and position within the industry. Additionally, if the FDA believes we have improperly promoted an investigational product pre-approval, it is possible that it could lead the FDA to be more strict in their review of our application, including our proposed labeling for a drug.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The federal government in the United States has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred and our reputation could be damaged. The U.S. government has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are determined by the U.S. government to have engaged in the promotion of our products for off-label use, or otherwise not met applicable advertising and promotion requirements, we could be subject to prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation with physicians, patients and caregivers, and our position within the industry.

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

We are planning a dedicated trial evaluating obicetrapib as a preventative treatment for Alzheimer's disease. There has been limited success in drug development for Alzheimer's disease, which makes it difficult to predict the time and cost of development and regulatory approval for obicetrapib as a treatment for Alzheimer's disease. Further, obicetrapib's mechanism of action has not previously used for Alzheimer's disease treatment, which also makes it difficult to predict the time and cost of development and regulatory approval.

We reported positive data from our Alzheimer's disease biomarker analysis in our BROADWAY trial and we are planning a dedicated trial evaluating obicetrapib as a preventative treatment for Alzheimer's disease. However, there has been limited success in drug development for Alzheimer's disease, and there are few FDA-approved disease modifying therapeutic options available for patients with Alzheimer's disease. The majority of drugs approved by the FDA to treat Alzheimer's disease to date only address the diseases’ symptoms, they do not reverse or cure the disease. There are no approved preventative treatments for Alzheimer's disease. Only a small number of new treatments have been approved for Alzheimer's disease since 2003. It has been reported that Alzheimer's disease drug candidates have a failure rate of over 95%, as compared to 50% to 80% for other drug candidates. As a result, the FDA has a limited set of products to rely on in evaluating obicetrapib, and no comparable products for the prevention of Alzheimer's disease. This could result in a longer than expected regulatory review process, increased expected development costs or the delay or prevention of commercialization of obicetrapib for the treatment of Alzheimer's disease.

As a result, the design and conduct of clinical trials evaluating obicetrapib as a preventative treatment for Alzheimer's disease may take longer, be more costly or be less effective as a result of the novelty of development in this disease. We cannot be certain that our approach will lead to the development of an approvable or marketable product.

Our Alzheimer's disease trial may use endpoints or methodologies that regulatory authorities may not consider to be clinically meaningful, and any such regulatory authority may require evaluation of additional or different clinical endpoints in our clinical trials or ultimately determine that these clinical endpoints do not support marketing approval. In addition, if we are required to use additional or different clinical endpoints by regulatory authorities, obicetrapib may not achieve or meet such clinical endpoints in our clinical trials. Even if a regulatory authority finds our clinical trial success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a degree of statistical significance in any pivotal or other clinical trials we may conduct for the treatment or prevention of Alzheimer's disease. Further, even if we do achieve the pre-specified criteria, our trials may produce results that are unpredictable or inconsistent with the results of other efficacy endpoints in the trial. Regulatory authorities also could give overriding weight to other efficacy endpoints over a primary endpoint even if we achieve statistically significant results on that primary endpoint if we do not do so on our secondary efficacy endpoints. Regulatory authorities also weigh the benefits of a product against its risks and may view the efficacy results in the context of safety as not being supportive of approval.We cannot be sure that obicetrapib as a treatment for Alzheimer's disease, or any other product candidate we develop for Alzheimer's disease, will ultimately prove to be safe and effective, scalable or profitable.

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

If obicetrapib is approved, our main competition will come from currently approved LDL-C lowering therapies for use on top of maximally tolerated statins, such as ezetimibe, Nexletol/Nexlizet (Esperion) and injectable PCSK9 inhibitors such as Repatha (Amgen Inc.), Praluent (Regeneron Pharmaceuticals, Inc.) and Leqvio (Novartis International AG). We are also aware of two orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These consist of MK-0616 (Enlicitide) from Merck & Co., Inc, for which Merck released data from completed Phase 3 trials of adult patients with hypercholesterolemia in November 2025 and, if approved, could enter the U.S. market in 2026, and AZD0780 from AstraZeneca, which is being evaluated in an ongoing Phase 3 clinical trial. There are also a number of other product candidates in clinical development by third parties, such as Arrowhead Pharmaceuticals, CVI Pharmaceuticals, Innovent Biologics, Ionis Pharmaceuticals, Lib Therapeutics, Novartis, Novo Nordisk, Regeneron Pharmaceuticals, Verve Therapeutics and others, that are intended to treat ASCVD by lowering LDL-C and/or Lp(a). If approved, these products would pose additional competition for obicetrapib.

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

Although we have hired a chief commercial officer, we do not have a complete sales or marketing infrastructure and, as a company have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization or enter into collaboration, distribution and other marketing arrangements with one or more third parties to commercialize such product candidate. In the United States, we intend to build a commercial organization to target areas with the greatest incidence of high cardiovascular risk with residual elevation of LDL-C and Alzheimer's disease and recruit experienced sales, marketing and distribution professionals. The development of sales, marketing, and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. We may decide to work with regional specialty pharmacies, distributors and/or multi-national pharmaceutical companies to leverage their commercialization capabilities to commercialize any product candidate for which we may obtain regulatory approval outside of the United States or certain areas of Europe.

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

As of December 31, 2025, we had 100 employees and 12 consultants. We expect to continue to expand our development, quality, sales, managerial, operational, finance, marketing and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize obicetrapib, if approved. In addition, if we receive regulatory approval for obicetrapib, we expect to need to significantly expand our workforce to ensure a successful commercial launch of obicetrapib. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of members of our senior management, as well as our senior scientists and other members of our management team, especially our Chief Executive Officer, Dr. Michael Davidson. We are not aware of any present intention of any of these individuals to leave our company. The loss of services of any of these individuals and certain other key employees, though, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of obicetrapib. Although we have agreements with our officers and employees, these agreements do not prevent them from terminating their employment or service arrangement with us as described in the agreements.

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

Our workers are classified as either employees or independent contractors, and if employees, as either exempt from overtime or non-exempt (and therefore overtime eligible). The tests governing whether a service provider is an independent contractor or an employee are typically highly fact sensitive and can vary by governing law. Laws and regulations that govern the status and misclassification of independent contractors are also subject to divergent interpretations by various authorities, which can create uncertainty and unpredictability. Regulatory authorities and private parties have recently asserted within several industries that some independent contractors should be classified as employees and that some exempt employees should be classified as nonexempt based upon the applicable facts and circumstances and their interpretations of existing rules and regulations. The Dutch (tax) authorities have intensified the supervision and enforcement of the classification as an employee or independent contractor as of 1 January 2025. If we are found to have misclassified employees as independent contractors or non-exempt employees as exempt, we could face penalties and have additional exposure under tax (including federal and state tax), social security contributions, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee overtime and benefits, including pensions, and tax withholdings. Legislative, judicial or regulatory (including tax) authorities could also introduce proposals or assert interpretations of existing rules and regulations that would change the classification of a number of independent contractors doing business with us from independent contractor to employee and a number of exempt employees to non-exempt. A reclassification in either case could result in an increase in employment-related costs such as wages, benefits and taxes. The costs associated with employee misclassification, including any related regulatory action or litigation, could therefore have an adverse effect on our results of operations and our financial position.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”), which amended the FDCA, one or more of our U.S. patents that we may own in the future may be eligible for limited patent term extension, depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates and our technology. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Furthermore, trade secret protection and confidentiality agreements do not prevent competitors from independently developing substantially equivalent information and techniques and we cannot guarantee that our competitors will not independently develop substantially equivalent information and techniques. While there are U.S. laws prohibiting the use or disclosure of trade secret information by government employees, the FDA, as part of its Transparency Initiative, has taken steps to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change further in the future.

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

If we fail to obtain or maintain regulatory exclusivity for our product candidates, our business may be materially harmed.

We may be unable to obtain, or may not be able to maintain, regulatory exclusivity for our product candidates, including exclusivity under the Hatch-Waxman Act, orphan drug exclusivity, or pediatric exclusivity. Even if granted, such exclusivity may be limited in scope or duration and may not prevent competitors from developing or marketing competing products. The loss or expiration of any exclusivity period could allow competitors to introduce generic or other competing products, which could significantly reduce our revenues, if our product candidates are approved, and adversely affect our business, financial condition, and results of operations.

Generic competition following the expiration or loss of exclusivity could significantly reduce our revenues, if our product candidates are approved.

Our product candidates, if approved, may become subject to competition from generic or follow-on drug manufacturers who seek approval through the ANDA or 505(b)(2) application process. Manufacturers may file ANDAs or 505(b)(2) applications seeking approval to market follow-on versions of our products prior to the expiration of our patents or regulatory exclusivities, including by filing Paragraph IV certifications alleging that our patents are invalid, unenforceable, or not infringed. Such challenges could result in costly and time-consuming litigation, and if successful, could lead to earlier-than-anticipated generic competition, which would materially and adversely affect our revenues and profitability, if our product candidates are approved.

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

For example, the IRA sets forth meaningful changes to drug product reimbursement by Medicare. The IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D, effective in 2026, followed by 15 Part D drugs, effective in 2027, 15 Part B or Part D drugs, effective in 2028, and 20 Part B or Part D drugs, effective in 2029 and each year thereafter. This provision applies to drug products that have been approved for at least 7 years and biologics that have been licensed for 11 years, but it does not apply to drugs and biologics that have been approved only for rare diseases or conditions. Nonetheless, because CMS may establish a maximum price for these products in price negotiations, we may be exposed to government action if our product candidates, if approved, become the subject of Medicare price negotiations. Moreover, these provisions of the IRA may further heighten the risk that, if our product candidates are approved, we would not be able to achieve the expected return on such product candidates or realize the full value of the patents protecting them, including if prices are set after such product candidates have been on the market for seven years.

The IRA permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan designated drugs for which the only approved indication (or indications) is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D and fail to fall within a statutory exclusion, such as that for an orphan drug, those products could, after a period of time, be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increase the cost of a covered Medicare Part B or Part D approved product faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025, significantly lowers the beneficiary maximum out-of-pocket cost, and requires manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.

In addition, as a result of the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year, which went into effect on April 1, 2013. This 2% reduction was temporarily suspended during the COVID-19 pandemic, but has since been reinstated and, unless Congress and/or the Executive Branch take additional action, will begin to increase gradually starting in April 2030, reaching 4% in April 2031, until sequestration ends in October 2031.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. At the federal level, the Trump Administration has issued executive orders relating to prescription drug pricing and letters to pharmaceutical manufacturers that direct drug manufacturers to, among other things, offer MFN pricing in Medicaid, offer MFN pricing for all newly launched drugs; repatriate increased revenue from abroad to lower drug prices in the United States, and implement direct-to-consumer and direct-to-business distribution of their products at MFN pricing. The Trump Administration has warned that manufacturers that fail to make “significant progress” toward MFN pricing will face enumerated regulatory and enforcement consequences. In September 2025, the Administration began announcing deals with specific manufacturers to address the Administration’s MFN goals.

The Administration has also proposed three payment models that would test MFN pricing in Medicaid, Medicare Part D, and Medicare Part B. Participation in the Medicaid model, announced in November 2025, is voluntary for pharmaceutical manufacturers. Under the proposed rules for the Medicare Part D and Medicare Part B models published in December 2025, participation would be mandatory, and pharmaceutical manufacturers would be required to pay MFN-based rebates on eligible products for 25% of eligible Medicare beneficiaries during the applicable testing period. If these models are finalized and we obtain regulatory approval and commence commercialization of obicetrapib or any of our future product candidates during the testing period, we may be required to participate in these models. Moreover, pursuant to the Menarini License, Menarini is responsible for the commercialization and local development of obicetrapib in certain areas of Europe, if approved, and has sole discretion to set the price of the products in certain European markets. Since these markets may serve as benchmarks for any mandatory MFN pricing models, we may be unable to control the MFN price that must be paid under the announced payment models or in any future efforts to adopt MFN pricing. As a result, these payment models and other efforts to impose MFN pricing could have a material adverse effect on our business, financial condition or results of operations including the net sales potential of obicetrapib, if approved.

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

In December 2025, the European Parliament and the Council of the European Union reached a provisional agreement on legislation to amend the current EU pharmaceutical regulatory framework. The text of the new legislation is due to be released in early 2026. The potential reforms include altering the conditions and periods of regulatory and/or marketing protections available for innovative products. Depending on the final wording of these reforms, a reduction in the potential period of marketing protection available for obicetrapib or any of our future product candidates may adversely affect the commercial viability of such products in the EU. These changes could adversely affect our business by reducing our protection against generic competitors entering the EU market. Depending on the progress of the EU Parliament and Council to finalize the text of the legislation, changes to EU pharmaceutical legislation are not expected to come into force until early 2026 and additional transitional periods mean that the changes will most likely not take effect until mid-2028.

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

Many states have similar fraud and abuse statutes and regulations that may be broader in scope and may apply regardless of payor (i.e., for items and services reimbursed by private payors, as well as under Medicaid and other state programs). State and federal authorities have aggressively targeted medical technology companies for, among other things, alleged violations of these anti-fraud statutes, based on improper research or consulting contracts with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices.

HIPAA among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

Our operations will also be subject to the federal transparency requirements, which require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to annually report to CMS information related to payments and other transfers of value provided to physicians, other prescribers, and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members.

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

EU data protection laws including the GDPR impose strict requirements relating to the processing of personal data, including special protections for “special categories of personal data” which includes, without limitation, health and genetic information of data subjects residing in the EU. The GDPR also generally prohibits the transfer of personal information from the EU to the United States and most other foreign jurisdictions unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. There remains practical complexity in ensuring that transfers of personal information from the EU to the United States comply with the GDPR. As such, any transfers by us, or our vendors, of personal information from the EU may not comply with EU data protection laws; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand for our services from companies subject to EU data protection laws. Loss of our ability to transfer personal information from the EU may also require us to increase our data processing capabilities in those relevant jurisdictions at significant expense.

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

Reimbursement may impact the demand for, and/or the price of, any product for which we obtain marketing approval. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement are critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA, the EMA or other comparable regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

In the EU, the requirements governing drug pricing and reimbursement vary widely between EU member states. Some EU member states provide that products may be marketed only after a reimbursement price has been agreed. Some EU member states may require the completion of additional studies that compare the cost effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. Moreover, at the national level, EU member states may restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many EU member states have increased the amount of discounts required on pharmaceuticals and these efforts could continue as EU member states attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become significant. This is likely to increase as a result of the EU Health Technology Assessment Regulation (EU) 2021/2282. This legislation will apply to all new active substances approved via the EU centralized procedure from 2030. It already applies for new active substance oncology products and advanced therapy medicinal products, i.e., gene and cell therapy products, as well as tissue engineered products. It will apply to all orphan medicinal products from January 2028. The EU will prepare joint clinical assessment (“JCA”) reports in parallel with the marketing authorization review processes. The JCA will report on the relative or “added value” effectiveness of the product in comparison with existing health technologies. While EU member states remain responsible for pricing and reimbursement decisions, they must take “due consideration” of JCA and it is likely that more and more member states will factor the added clinical value offered by new products into their market access decisions. Accordingly, increasingly high barriers are being erected to the entry of new products in the marketplace in the EU. Political, economic and regulatory developments in the EU may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel trade (arbitrage between low-priced and high-priced member states) can further reduce prices. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results based rules of reimbursement may apply. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected. In December 2025, the EU Parliament and Council reached political agreement on the proposals to amend the current EU pharmaceutical regulatory framework. As discussed above, the final agreed text is likely to be released during the first half of 2026, but it is generally expected that it will contain provisions that may cause additional pressure on pricing issues across the EU. For example, it is expected that the legislation will give EU member states the power, within one year of marketing authorization, to request that the marketing authorization holder places a product benefiting from regulatory data exclusivity protection on its market in sufficient quantities and in the presentations necessary to cover patient needs. The request must be “proportionate” and may include: submission of a valid pricing and reimbursement application; participating in public procurement procedures; and establishing a roll-out plan. Failure to comply with the request within four years of marketing authorization would mean that regulatory data exclusivity no longer applies in that member state and that the member state or EMA are able to validate generic/biosimilar applications after six years. However, the regulator cannot grant the marketing authorization until regulatory exclusivity has expired. It is possible that this could result in companies being forced to engage with member states that may otherwise be lower priority markets, which may result in downward pressure on price. Any changes to EU pharmaceutical legislation are not expected to come into force until early 2026. Additional transitional periods mean that the changes will most likely not take effect until mid-2028.

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

Legislative or regulatory healthcare reforms in the United States or abroad may make it more difficult and costly for us to obtain regulatory approval of obicetrapib or any of our future product candidates now or in the future and to produce, market and distribute our products after approval is obtained.

From time to time, legislation is drafted and introduced in Congress or by governments in foreign jurisdictions that could significantly change the statutory provisions governing the regulatory approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, the FDA, EMA or other comparable regulatory authority regulations and guidance are often revised or reinterpreted by the FDA, the EMA or other comparable regulatory authorities in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of obicetrapib or any of our other product candidates now or in the future. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our product, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, policy actions by the Administration, including the imposition of new tariffs on imported materials and goods from certain non-U.S. countries, may have an adverse impact on our business.

In April 2025, the Administration imposed a baseline ten percent tariff on imports from all nations importing goods to the United States, with that baseline supplemented in certain cases by additional tariffs that vary by nation, product or industry. Retaliatory tariffs on U.S. goods have been imposed by, among others, China and Canada. On July 28, 2025, the Administration announced a trade agreement with the EU that included a 15% tariff on most imports from the EU. Furthermore, on September 25, 2025, the Administration announced a 100% tariff on certain imported branded pharmaceuticals, subject to certain exceptions. While tariffs with certain countries have been temporarily reduced or paused—for example, on October 30, 2025, the United States and China agreed to extend a temporarily reduced 10% reciprocal tariff rate through November 10, 2026—the imposition of tariffs generally has historically led to increased trade and political tensions between the United States and other countries in the international community. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions could have a material adverse effect on our financial condition or results of operations. In addition, increased tariffs on critical raw materials, components, and finished goods could raise our production costs and disrupt our supply chain, which could adversely affect our clinical development activities.

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

Our ability to utilize tax losses and tax loss carryforwards is conditioned upon us attaining profitability and generating taxable income. We have incurred significant tax losses since inception and it is anticipated that we will continue to incur significant losses. As of December 31, 2025, we disclosed unused tax losses of $588.4 million. Additionally, our ability to utilize tax losses and tax loss carryforwards to offset future taxable income may be subject to certain limitations. In this respect, tax losses can be carried back one year and carried forward indefinitely in the Netherlands. However, both the carry back and carry forward tax loss relief will be limited to 50% of the taxable profit to the extent it exceeds EUR 1 million, calculated per financial year. In addition, pursuant to Article 20a of the Dutch Corporate Income Tax Act, tax loss carryforwards can no longer be offset against future taxable profits if the ultimate ownership in a Dutch taxpayer has changed by an amount equal to or greater than 30%, unless certain counter evidence rules are met. In this respect, we believe and have taken the position that the tax losses of NewAmsterdam Pharma B.V. available for carry forward have not been forfeited as a result of the change of ownership back in 2020, when NewAmsterdam Pharma acquired all shares in the capital of NewAmsterdam Pharma B.V. (formerly Dezima Pharma B.V.), and that the tax losses of NewAmsterdam Pharma and NewAmsterdam Pharma B.V. have not been forfeited as a result of the Business Combination. On May 25, 2022, we filed a ruling request with the Dutch Tax Authorities to confirm that the change of ownership back in 2020 (described above) did not result in the loss of the tax losses of NewAmsterdam Pharma B.V. available for carry forward at that time. However, as of the date hereof, the Dutch Tax Authorities have not yet decided on our request. We currently expect, but can in no way guarantee or enforce, that the Dutch Tax Authorities will grant our request.

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

Based on current estimates of the composition of the income and assets of the Company and its subsidiaries for the taxable year ended December 31, 2025, we do not expect to be treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the 2025 taxable year. We have not yet determined whether we expect to be a PFIC for any future taxable years. Under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a non-U.S. corporation is classified as a PFIC for U.S. federal income tax purposes in the applicable tax year if, after the application of certain “look-through” rules with respect to subsidiaries, (i) at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is “passive income” or (ii) at least 50% of the value of its assets in a taxable year, ordinarily determined on the basis of quarterly averages, is attributable to assets that produce or are held for the production of “passive income.” The determination of whether the Company or any of its non-U.S. subsidiaries is a PFIC is made annually and thus subject to change, and it generally cannot be made until the end of the taxable year. Additionally, any taxpayer who held a share of a class of our stock during a year in which we were treated as a PFIC will be required to continue to treat such class of stock as stock in a PFIC, unless the taxpayer made a timely “qualified electing fund” or “mark-to-market” election, as described below, or if the taxpayer makes a deemed sale or deemed dividend election.

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

We filed a registration statement on Form F-1 (Registration No. 333-268888), as amended by Post-Effective Amendment No. 1 on Form F-1 filed on April 17, 2023, Post-Effective Amendment No. 2 on Form F-1 filed on August 7, 2023 and Post-Effective Amendment No. 3 filed on Form S-3 filed on February 28, 2024, registering up to 64,017,688 Ordinary Shares and 167,000 Private Placement Warrants (the “Resale Securities”) for resale by certain of our securityholders. The Resale Securities represent a substantial percentage of our outstanding Ordinary Shares and Warrants, and the sales of such securities, or the perception that those sales might occur, could depress the market price of our Ordinary Shares and Warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Ordinary Shares and Warrants but the sale of a large number of securities could result in a significant decline in the public trading price of our securities.

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
•
failure to comply with the requirements of The Nasdaq Stock Market LLC (“Nasdaq”);
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

We have never declared or paid any cash dividends on our shares. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on the Ordinary Shares in the foreseeable future. Consequently, you may be unable to realize a gain on your investment except by selling such shares after price appreciation, which may never occur.

Under Dutch law, we may only pay dividends and other distributions from our reserves to the extent our shareholders’ equity (eigen vermogen) exceeds the sum of our paid-in and called-up share capital plus the reserves it must maintain under Dutch law or the Articles of Association and (if it concerns a distribution of profits) after adoption of our statutory annual accounts by its general meeting of its shareholders (the “General Meeting”) from which it appears that such dividend distribution is allowed. Subject to those restrictions, any future determination to pay dividends or other distributions from our reserves will be at the discretion of the Board of Directors and will depend upon a number of factors, including its results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors the Board of Directors deems relevant.

Under the Articles of Association, the Board of Directors may decide that all or part of the profits shown in our adopted statutory annual accounts will be added to our reserves. After reservation of any such profits, any remaining profits will be at the disposal of the General Meeting at the proposal of the Board of Directors for distribution on Ordinary Shares, subject to applicable restrictions of Dutch law. The Board of Directors is permitted, subject to certain requirements and applicable restrictions of Dutch law, to declare interim dividends without the approval of the General Meeting. Dividends and other distributions will be made payable no later than a date determined by us. Claims to dividends and other distributions not made within five years from the date that such dividends or distributions became payable will lapse and any such amounts will be considered to have been forfeited (verjaring) to us.

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

As of February 5, our executive officers, directors and holders of 5% or more of our capital stock beneficially owned approximately 62% of our Ordinary Shares. Certain of our directors are also affiliated with certain of our greater than 5% shareholders. As a result of the foregoing, these shareholders may be able to significantly influence the outcome of matters submitted for director action, subject to obligation of the Board of Directors to act in the interest of all of our stakeholders, and for shareholder action, including the designation and appointment of the Board of Directors and approval of significant corporate transactions, including business combinations, consolidations and mergers. The influence of these shareholders over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of our Ordinary Shares to decline or prevent our shareholders from realizing a premium over the market price for their Ordinary Shares. Investors in our Ordinary Shares should consider that the interests of these shareholders may differ from their interests in material respects.

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

We are required to disclose changes made in our internal controls and procedures on an annual basis and our management is required to assess the effectiveness of these controls annually. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Inferior internal controls could also cause investors to lose confidence in our reported financial information, which is likely to negatively affect our business and the market price of the Ordinary Shares.

In connection with the preparation of our financial statements at and for the year ended December 31, 2023, our management identified material weaknesses in the design of our internal control over financial reporting across the principles for each component of the COSO framework at the entity level (i.e. control environment, risk assessment, monitoring, information & communication and control activities) and accordingly, across its business and IT processes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis. As described in more detail in Item 9A of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our management, under the oversight of the Audit Committee of the Board of Directors (the “Audit Committee”), took steps to remediate the identified material weaknesses, which steps consisted primarily of engaging additional personnel and establishing the internal control framework. As of December 31, 2024, the identified material weaknesses have been remediated.

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

As of December 31, 2025, Warrants to purchase an aggregate of 2,490,104 Ordinary Shares and Pre-Funded Warrants to purchase an aggregate of 6,220,287 Ordinary Shares were outstanding and are exercisable in accordance with the terms of the Warrant Assumption Agreement. The exercise price of the Warrants is $11.50 per share. To the extent such warrants are exercised, additional Ordinary Shares will be issued, which will result in dilution to the holders of Ordinary Shares and increase the number of Ordinary Shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants and Pre-Funded Warrants may be exercised could adversely affect the market price of Ordinary Shares. To the extent that the Warrants are “out-of-the-money” we do not expect that all of the Warrant holders will exercise their Warrants. As such, there is no guarantee that the Warrants will ever be exercised. As of December 31, 2025, there were 20,625,368 Ordinary Shares issuable upon the exercise of options granted under the LTIP, Rollover Plan, Supplementary LTIP and Inducement Plan (each as defined in the section titled “Executive Compensation—Equity Incentive Plans”) at a weighted average exercise price of $13.62. If the options are exercised, there may be additional Ordinary Shares offered which may further adversely affect the market price of our Ordinary Shares. In addition, as of December 31, 2025, there were 728,283 restricted share units (“RSUs”) outstanding. Upon vesting, additional Ordinary Shares will be issued, which will result in dilution to the holders of Ordinary Shares and increase the number of Ordinary Shares eligible for resale in the public market, and could adversely affect the market price of our Ordinary Shares.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market for Ordinary Shares

Our Ordinary Shares trade on the Nasdaq Global Market under the symbol “NAMS.”

Record Holders

As of February 5, 2026, we had approximately 22 holders of record of our Ordinary Shares, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). Ordinary Shares that are held by financial institutions as nominees for beneficial owners or in “street name” are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one shareholder.

Dividends

We have never declared or paid a cash dividend on our Ordinary Shares and do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Securities

We did not sell or issue any equity securities during the fiscal year ended December 31, 2025 that were not registered under the Securities Act.

Stock Price Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph shows a comparison from November 23, 2022, the date on which our Ordinary Shares first began trading on Nasdaq, through December 31, 2025 of the cumulative total return for our Ordinary Shares, the Nasdaq Biotechnology Index, and the Standard & Poor’s 500 Stock Index (the “S&P 500”) each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our Ordinary Shares.

Comparison of Cumulative Total Return
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
11/23/2022
12/31/2022
03/31/2023
06/30/2023
09/30/2023
12/31/2023
03/31/2024
06/30/2024
09/30/2024
12/31/2024
03/31/2025
06/30/2025
09/30/2025
12/31/2025
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

Overview

We are a late-stage biopharmaceutical company whose mission is to improve patient care in populations with cardiometabolic diseases where currently approved therapies have not been adequate or well tolerated. We seek to fill a significant unmet need for a safe, well tolerated and convenient LDL-C lowering therapy. In multiple Phase 3 trials, we have investigated obicetrapib, an oral, low-dose, once-daily, highly selective CETP inhibitor, alone or as an FDC with ezetimibe, as preferred LDL-C lowering therapies to be used as an adjunct to statin therapy for patients at risk of CVD with elevated LDL-C, for whom existing therapies are not sufficiently effective or well tolerated. Additionally, we believe that CETP inhibition may also play a role in other indications by potentially mitigating the risk of developing diseases such as Alzheimer’s disease.

Obicetrapib, is a next-generation, oral, low-dose, highly selective CETP inhibitor that we are developing to potentially overcome the limitations of current LDL-C lowering treatments. We believe that obicetrapib has the potential to be a once-daily oral CETP inhibitor for lowering LDL-C, if approved. In each of our Phase 3 clinical trials, BROADWAY and BROOKLYN, evaluating obicetrapib as an adjunct to high-intensity statin therapy, obicetrapib met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In our Phase 3 TANDEM clinical trial, evaluating obicetrapib in combination with ezetimibe as an adjunct to high-intensity statin therapy, obicetrapib in combination with ezetimibe met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In five of our Phase 2 clinical trials, TULIP, ROSE, OCEAN, ROSE2 and our Japan Phase 2b clinical trial, evaluating obicetrapib as a monotherapy or a combination therapy with ezetimibe 10 mg, we observed statistically significant LDL-C lowering. In each of these trials, side effects were similar in frequency and severity to placebo including muscle-related side effects and drug-related TESAEs. We have observed obicetrapib to be well tolerated in an aggregate of over 3,500 patients with dyslipidemia in our clinical trials to date. Furthermore, we believe that obicetrapib’s oral delivery, demonstrated activity at low doses, chemical properties and tolerability make it well-suited for combination approaches.

Lowering of LDL-C, has been associated with MACE benefit in trials of LDL-C lowering drugs, including the REVEAL trial with the CETP inhibitor, anacetrapib. In our Phase 3 BROADWAY clinical trial, we observed a 21% reduction in the exploratory MACE endpoint (coronary heart disease death, non-fatal myocardial infarction, non-fatal stroke and coronary revascularization) and we are performing a Phase 3 CVOT, PREVAIL, to reconfirm this relationship.

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

Our goal is to develop and commercialize an LDL-C lowering monotherapy and an FDC therapy, which offers the advantage of a single, low dose, once-daily oral pill, and fulfills the significant unmet need for an effective and convenient LDL-C lowering therapy. If we obtain marketing approval, we intend to commercialize obicetrapib for patients with ASCVD and/or HeFH and elevated levels of LDL-C despite being treated with currently available optimal lipid lowering therapy.

We have partnered with Menarini, providing them with the exclusive rights to commercialize obicetrapib 10 mg, either as a sole active ingredient product or in an FDC with ezetimibe, in the Menarini Territory, if approved. In August 2025, the EMA accepted for review the MAAs submitted by Menarini for obicetrapib 10 mg monotherapy and the FDC of 10 mg obicetrapib plus 10 mg ezetimibe for the treatment of primary hypercholesterolemia, including heterozygous familial and non-familial or mixed dyslipidemia. Subsequently, MAAs were also submitted to regulators in the UK and Switzerland and accepted for review. The submissions are supported by data from the BROADWAY,

BROOKLYN, and TANDEM pivotal Phase 3 trials. We anticipate that Menarini will receive decisions on the MAAs from each of the regulators in the second half of 2026. If the MAAs are approved, Menarini will be required to use commercially reasonable efforts to commercialize obicetrapib in the Menarini Territory.

Our current plan is to pursue development and, subject to the receipt of marketing approval, commercialization of obicetrapib in the United States ourselves, and to consider additional partners for jurisdictions outside of the United States and Europe, including in Japan and China. In addition to our partnership with Menarini, we may in the future utilize a variety of types of collaboration, license, monetization, distribution and other arrangements with other third parties relating to the development or commercialization, once approved, of obicetrapib or future product candidates or indications. We are also regularly evaluating the potential acquisition or license of new product candidates.

In addition to our cardiometabolic program, we are exploring the potential application of CETP inhibition in other indications, including Alzheimer’s disease. Based on the lipid-modifying effects of CETP inhibition observed in our clinical trials for obicetrapib to date, we have conducted preclinical and early clinical evaluations of obicetrapib in this area. We initiated a Phase 2a clinical trial in patients with early Alzheimer’s disease to evaluate the pharmacodynamic and pharmacokinetic effects, safety and tolerability of obicetrapib, and announced initial data from this trial in September 2023. In July 2025, we announced data from the prespecified Alzheimer’s disease biomarker analysis in our BROADWAY clinical trial. Based on these results, we expect to initiate a new clinical trial evaluating obicetrapib in patients with early Alzheimer’s disease in 2026.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $728.9 million as compared to $834.2 million as of December 31, 2024.

Components of our Results of Operations

Revenue

To date, we have not generated significant revenue from the sale of pharmaceutical products. Our revenue has been primarily derived from our license agreement with Menarini. Two performance obligations for the Menarini License were identified at contract inception, comprising a license to use the Company's intellectual property (the "license performance obligation") and a promise to continue the development activities for the licensed compound (the "R&D performance obligation"). Pursuant to the Menarini License, we received a non-refundable, non-creditable upfront amount of $120.9 million (€115.0 million) from Menarini on July 7, 2022, of which $98.6 million (€93.5 million) was attributed to the license performance obligation and recognized as revenue upon the execution of the Menarini License on June 23, 2022. The remaining $22.3 million (€21.5 million) was attributed to the R&D performance obligation and initially recognized as deferred revenue. As of December 31, 2025, the R&D performance obligation had been deemed to be completely satisfied and all deferred revenue related to such performance obligation was recognized.

Additionally, in partial contribution to our costs of development of the Licensed Products, Menarini may pay us €27.5 million, payable in two equal annual installments. Due to the scientific uncertainties around the commercialization of the Licensed Products based on the success of clinical trials, which is out of our control, the fixed €27.5 million was considered constrained at contract execution and is not initially recognized within the transaction price until it becomes highly probable of no significant revenue reversal. As of December 31, 2025, both annual development cost contributions had been recognized within the transaction price.

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

In addition, we entered into the Menarini Supply Agreement to provide commercial supply of obicetrapib monotherapy and obicetrapib and ezetimibe fixed-dose combination finished products in bulk tablet form (the “Drug Products”) for distribution by Menarini in specified European territories.

We recognize revenue from the sale of Drug Products, and from the sale of active pharmaceutical ingredients to Menarini for the manufacturer of such tablets. Our product supply revenue is recognized at a point in time when the performance obligation is satisfied by transferring control of the promised goods or services to the customer and it is probable that we will collect the consideration to which we are entitled. In accordance with the terms of the Menarini Supply Agreement, control of the product is transferred upon the conveyance of title, which occurs when the product is made available to Menarini. The transaction price is contractually fixed at a markup of the actual cost of goods sold. Due to the cost-based nature of the agreement, the pricing structure includes a variable component which is measured using the expected value method. At each reporting period end, we update our estimate of the transaction price using actual cost data and forecasted expenses. We state revenues net of any taxes collected from customers that are required to be remitted to various government agencies.

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
•
manufacturing expenses arising from investments in commercial manufacturing capabilities and API and drug product development as performed by our CMOs;
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

We expect our research and development expenses to be significant as we advance our product candidates through clinical trials and pursue regulatory approval. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming. Clinical trials generally become larger and more costly to conduct as they advance into later stages and, in the future, we will be required to make estimates for expense accruals related to clinical trial expenses. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. See the section titled “Risk Factors—Risks Related to Our Product Development, Regulatory Approval and Commercialization” for more information regarding the risks associated with clinical development.

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

Interest Income

Interest income is recognized using the effective interest rate method. Interest income for the year ended December 31, 2025 is related to interest earned on cash, cash equivalents and marketable securities.

Net Foreign Exchange Gain/Loss

Our exchange gain/loss relates mainly to cash balances denominated in foreign currencies, but also to transactions denominated in foreign currencies. Our foreign currency exposure is mainly related to the Euro. As of December 31, 2025, our net exposure to foreign currency risk was $95.6 million compared to $108.6 million as of December 31, 2024, mainly related to the Euro.

Income Tax

We have a history of losses and therefore have de minimis amounts of corporate tax. We expect to continue incurring losses as we continue to invest in our clinical and preclinical development programs. Consequently, any deferred tax assets are fully offset by a valuation allowance on our balance sheet.

Results of Operations

Comparison of the Years Ended December 31, 2025 and December 31, 2024

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the year ended December 31,
(In thousands of USD)	2025	2024	Change
Revenue	22,503	45,563	(23,060)
Operating Expenses:
Research and development expenses	141,832	151,406	(9,574)
Selling, general and administrative expenses	106,354	70,446	35,908
Total operating expenses	248,186	221,852	26,334
Operating Loss	(225,683)	(176,289)	(49,394)
Other income (expense):
Interest income	27,592	16,881	10,711
Fair value change - earnout	3,992	(37,010)	41,002
Fair value change - warrants	(22,775)	(38,583)	15,808
Foreign exchange gains/(losses)	13,055	(6,598)	19,653
Loss before tax	(203,819)	(241,599)	37,780
Income tax expense (benefit)	—	(1)	1
Loss for the year	(203,819)	(241,598)	37,779

Revenue

Revenue decreased by $23.1 million, or 50.6%, to $22.5 million for the year ended December 31, 2025 compared to $45.6 million for the year ended December 31, 2024. This decrease was largely due to the recognition of $27.3 million of revenue from the Menarini License related to a clinical development milestone which was earned in the year ended December 31, 2024 while there were no clinical milestones earned in the year ended December 31, 2025. The decrease in revenue related to clinical development milestones pursuant to the Menarini License was partially offset by an increase in the amount of revenue recognized in the current period related to the development cost contributions under the Menarini License.

Research and Development Expenses

Research and development expenses decreased by $9.6 million, or 6.3%, to $141.8 million for the year ended December 31, 2025 compared to $151.4 million for the year ended December 31, 2024. This was primarily driven by:

•
a $30.5 million decrease in clinical expenses mainly due to the completion of several Phase 3 clinical trials in the second half of 2024 and cost phasing in ongoing clinical trials;

partially offset by:

•
an $8.3 million increase in non-clinical expenses due to greater activity related to pipeline expansion and product lifecycle management;
•
a $6.1 million increase in manufacturing expense driven by investments in commercial manufacturing capabilities;
•
a $5.0 million increase in personnel expenses primarily driven by an increase in share-based compensation expense; and
•
a $1.5 million increase in regulatory expenses primarily driven by the preparation and planned submission of regulatory applications for obicetrapib.

The following table summarizes our research and development expenses for the periods indicated:

	For the year ended December 31,
(In thousands of USD)	2025	2024	Change
Clinical expenses	75,396	105,904	(30,508)
Non-clinical expenses	10,117	1,859	8,258
Personnel expenses	29,031	24,019	5,012
Manufacturing costs	23,290	17,188	6,102
Regulatory expenses	3,686	2,186	1,500
Other research and development costs	312	250	62
Total research and development expenses	141,832	151,406	(9,574)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $36.0 million, or 51.0%, to $106.4 million for the year ended December 31, 2025 compared to $70.4 million for the year ended December 31, 2024. This was primarily driven by:

•
a $28.2 million increase in personnel expenses related to selling, general and administrative expenses, of which our share-based compensation arrangements account for $19.5 million. The remainder is largely due to increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization;
•
a $5.1 million increase in marketing and communication expenses related to startup costs as we began to build capabilities to support our planned commercial launch of obicetrapib, if approved; and
•
a $1.5 million increase in costs related to our intellectual property primarily driven by worldwide patent filings.

Interest Income

Interest income increased by $10.7 million, to $27.6 million for the year ended December 31, 2025 compared to $16.9 million for the year ended December 31, 2024. This increase was primarily driven by greater cash balances and investments in marketable securities during the year ended December 31, 2025 as compared to cash balances during the year ended December 31, 2024.

Fair Value Change - Earnout

Fair value change - earnout was a gain of $4.0 million for the year ended December 31, 2025 compared to a loss of $37.0 million for the year ended December 31, 2024. The earnout liability was settled in March 2025.

Fair Value Change - Warrants

Fair value change - warrants was a loss of $22.8 million for the year ended December 31, 2025 compared to a loss of $38.6 million for the year ended December 31, 2024. The change is primarily driven by changes in the market price during the period for the Warrants, which trade under the symbol "NAMSW."

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a gain of $13.1 million for the year ended December 31, 2025 compared to a loss of $6.6 million for the year ended December 31, 2024. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Year

Loss for the year decreased by $37.8 million, to $203.8 million for the year ended December 31, 2025 compared to $241.6 million for the year ended December 31, 2024. The individual components of the change are described above.

Comparison of the Years Ended December 31, 2024 and December 31, 2023

Please refer to the section titled “Management Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a comparative discussion of our fiscal years ended December 31, 2024 and December 31, 2023.

Liquidity and Capital Resources

We are a clinical-stage biopharmaceutical company and, since inception, we have incurred significant operating losses and expect to continue to do so for the foreseeable future. Since inception, we have not generated significant product revenues or net positive cash flows from operating activities. We do not expect to receive significant product revenues or achieve net positive cash flows from operating activities until we successfully develop a product candidate, obtain regulatory approval, and successfully commercialize it.

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of obicetrapib. As a result, we are not yet profitable and have incurred losses in each annual period since our inception. As of December 31, 2025, we had an accumulated loss of $762.4 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will relate primarily to, and increase substantially as a result of:

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
•
the costs and timing of obtaining sufficient quantities of our product candidates for clinical trials by establishing production capacities through contracts with CMOs;
•
the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•
compensation expenses associated with increased headcount;
•
the costs of preparing for launch and commercialization of our product candidates; and
•
the costs of operating as a public company in the United States.

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

We have historically funded our operations primarily through private placements and public offerings of shares, the sale of convertible notes, proceeds from the Menarini License and the proceeds from the Business Combination. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $728.9 million which management believes is sufficient to fund operating activities for at least the twelve-month period following the issuance of the consolidated financial statements accompanying this Annual Report. Until we can generate substantial revenue, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, convertible loans, warrants, collaborations, or other means. We may consider raising additional capital to take advantage of favorable market conditions or for other strategic considerations even if we have sufficient funds for planned operations. In addition to our partnership with Menarini, we may in the future utilize a variety of types of collaboration, license, monetization, distribution and other arrangements with other third parties relating to the development or commercialization, once approved, of obicetrapib or future product candidates or indications. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or privately placed equity offerings of securities, the terms of these securities or offerings may include liquidation or other preferences that adversely affect our other shareholders’ rights. To the extent that we raise additional funds by issuing and selling equity or equity-linked securities, shareholders will experience dilution. If we raise additional capital through debt financing, we would likely be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, licensing or selling assets, making capital expenditures or declaring dividends. Capital may become difficult or impossible to obtain due to poor market or other conditions outside of our control. If we are unable to raise sufficient additional funds on favorable terms as and when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others any of our potential future product candidates that we would prefer to develop and commercialize ourselves. See the section titled “Risk Factors” for additional detail regarding these risks.

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

Sources of Liquidity

Menarini License and Menarini Supply Agreement

On June 23, 2022, we entered into the Menarini License, pursuant to which we granted Menarini an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property and our regulatory documentation to undertake post approval development activities and commercialize the Licensed Products, for any use in the Menarini Territory. Pursuant to the Menarini License, Menarini made a non-refundable, non-creditable upfront payment to us of €115 million. Menarini has also committed to providing us €27.5 million in funding for the research and development activities related to the Licensed Products over two years, of which €13.8 million has been received to date, together with bearing 50% of any development costs incurred in respect of the pediatric population in the Menarini Territory. We are also eligible to receive up to €863 million upon the achievement of various clinical, regulatory and commercial milestones, €30 million of which has been received to date. If obicetrapib is approved, and successfully commercialized by Menarini, we will be entitled to tiered royalties ranging from the low double-digits to the mid-twenties as a percentage of net sales in the Menarini Territory, with royalty step-downs in the event of generic entrance or in respect of required third-party intellectual property payments. See the section titled “Business—Commercial” for a full description of the Menarini License.

As of December 31, 2025, we have received a total of €30 million in milestone payments from Menarini, none of which was received in the year ended December 31, 2025.

On August 12, 2025, we entered into a supply agreement with Menarini pursuant to which we will supply Menarini with the Drug Products. We will initially be Menarini’s exclusive supplier of the Drug Products and fulfill purchase orders based on periodic volume forecasts that Menarini is required to provide, a portion of which will be binding. The price to be paid by Menarini will be based on a specified mark-up to our “cost of goods sold” for the supplied Drug Products (as determined in accordance with the supply agreement), subject to periodic adjustments.

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

At-the-Market Offering

On August 9, 2024, we entered into an amended and restated sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $250 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the year ended December 31, 2025, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

Warrants

In the year ended December 31, 2025, 142,477 Warrants were exercised at an exercise price of $11.50 per Ordinary Share, generating gross proceeds of $1.6 million. As of December 31, 2025, we had another 2,490,104 outstanding Warrants to purchase 2,490,104 Ordinary Shares, exercisable at an exercise price of $11.50 per share, which will expire on November 23, 2027, at 5:00 p.m., Eastern Standard Time. Based on the exercise price of the Warrants, we may receive up to $28.6 million, assuming the exercise of all Warrants outstanding as of December 31, 2025. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Ordinary Shares and the spread between the exercise price of the Warrant and the price of an Ordinary Share at the time of exercise. For example, to the extent that the trading price of the Ordinary Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the trading price of the Ordinary Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. The exercise price of the Warrants has at times exceeded the market price of the Ordinary Shares. To the extent that the price of our Ordinary Shares is below $11.50, we believe that the Warrant holders will be unlikely to cash exercise their warrants, resulting in little to no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their expiration and, as such, certain unexercised Warrants may expire worthless. As such, it is possible that we may never generate any additional cash proceeds from the exercise of our Warrants. We have not included, and do not intend to include, any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability that the Warrants are exercised over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2025, 2024 and 2023:

	For the year ended December 31,
(In thousands of USD)	2025	2024	2023
Net cash used in operating activities	(147,783)	(158,564)	(141,218)
Net cash used in investing activities	(174,916)	(62,848)	(24)
Net cash provided by financing activities	29,520	659,507	8,912
Foreign exchange differences	12,759	(6,802)	5,052
Cash, cash equivalents and restricted cash at the beginning of the year	771,743	340,450	467,728
Cash, cash equivalents and restricted cash at the end of the year	491,323	771,743	340,450

Net Cash Flows Used In Operating Activities

Net cash used in operating activities decreased by $10.8 million from $158.6 million in 2024 to $147.8 million in 2025. This change was primarily driven by:

•
a $24.8 million favorable change in total adjustments for changes in working capital from a net unfavorable adjustment of $32.7 million in 2024 to a net unfavorable adjustment of $7.9 million in 2025; and
•
a $37.8 million decrease in net loss for the year;

partially offset by:

•
a $51.7 million unfavorable change in total non-cash adjustments to reconcile loss for the year to net cash flows from a net favorable adjustment of $115.7 million in 2024 to a net favorable adjustment of $64.0 million in 2025.

Net Cash Flows Used In Investing Activities

Net cash flows used in investing activities increased by $112.1 million from $62.8 million in 2024 to $174.9 million in 2025. This change was primarily due to cash flows related to investments in marketable securities. In 2024, purchases of marketable securities totaled $62.2 million, compared to purchases of marketable securities of $296.7 million, partially offset by $122.1 million of maturities of marketable securities during 2025.

Net Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities decreased by $630.0 million from $659.5 million in 2024 to $29.5 million in 2025. This change was primarily related to the receipt of net proceeds totaling $645.0 million from the February 2024 Offering and the December 2024 Offering in the prior year and a $12.1 million decrease in proceeds from the exercise of warrants, partially offset by a $27.7 million increase in proceeds received from the exercise of options.

Operating Capital and Capital Expenditure Requirements

Third-Party Service Agreements

We have entered into a variety of agreements and financial commitments in the normal course of business with CROs, CMOs, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at December 31, 2025 they are estimated to be a maximum of $25.2 million due within one year and $13.9 million due in more than one year. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $728.9 million, which is sufficient to fund these obligations.

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

We are exposed to market risk, credit risk and liquidity risk. Our senior management oversees the management of these risks. Our Board of Directors reviews and approves policies for managing each of these risks, which are summarized below.

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

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to cash and trade and other payables denominated in currencies other than our functional currency, the U.S. Dollar. As of December 31, 2025, our net exposure to foreign currency risk was $95.6 million, mainly related to the Euro. As of December 31, 2025, the effect of a hypothetical 1% change in exchange rates on currencies denominated in other than our functional currency would result in a potential change in future earnings in our consolidated statement of operations of approximately $1.0 million.

We partly manage our foreign currency risk by selectively holding foreign currency in our cash to offset foreign currency exposures from lease liabilities and trade and other payables. We plan to use this cash to settle future expenses we expect to incur in those foreign currencies.

Other Market Price Risk

As a result of the Business Combination, we have derivative warrant liabilities, which are measured at fair value through profit or loss. As of December 31, 2025, the fair value of the derivative warrant liabilities totaled $57.3 million. The value of the derivative warrant liability is directly correlated to the market price of a publicly traded Warrant which is traded under the symbol NAMSW. With all other variables held constant, a 1% change in the market price of NAMSW would change the value of the derivative warrant liability by 1% or $0.6 million.

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

We perform research and development activities and do not yet have significant sales. We are able to reclaim VAT, which is recoverable from tax authorities. Management periodically reviews the recoverability of the balance of input value added tax and believes it is fully recoverable.

Item 8. Financial Statements and Supplementary Data

The financial statements of the Company begin on page F-1 of this Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded disclosure controls and procedures were effective as of December 31, 2025.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control-Integrated Framework (2013)", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Deloitte Accountants B.V., our independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. The report of Deloitte Accountants B.V. is contained in Item 15 of Part IV of this Annual Report.

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

Except as set forth below, during the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

On December 4, 2025, John Kastelein, our Chief Scientific Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 300,000 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement's expiration date is March 12, 2026.

There were no “non-Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, entered into or terminated during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Current Directors and Executive Officers

The Board of Directors

Biographical information as of February 18, 2026 and the experience, qualifications, attributes and skills that led our Nomination and Corporate Governance Committee and our Board of Directors to determine that each individual should continue to serve on the Board are discussed below.

Name	Positions and Offices Held	Year in which Term Expires	Age
Employee Directors
Michael Davidson, M.D.	Chief Executive Officer, Director	2029	69
John Kastelein, M.D.	Chief Scientific Officer, Non-Executive Director	2027	72
Non-Employee Directors
William H. Lewis, J.D., M.B.A.	Chair, Non-Executive Director	2028	57
Mark C. McKenna	Vice Chair, Non-Executive Director	2028	46
Adele Gulfo	Non-Executive Director	2029	63
Wouter Joustra	Non-Executive Director	2027	37
Louis Lange, M.D., Ph.D.	Non-Executive Director	2028	77
John W. Smither	Non-Executive Director	2026	73
James N. Topper, M.D., Ph.D.	Non-Executive Director	2029	64
Janneke van der Kamp	Non-Executive Director	2026	50

Employee Directors

Dr. Michael Davidson. Michael Davidson, M.D., has served as our Chief Executive Officer and executive director since November 2022. Dr. Davidson served NewAmsterdam Pharma as its Chief Executive Officer and an executive director from August 2020 to November 2022. Prior to joining NewAmsterdam Pharma, Dr. Davidson was the founder and Chief Executive Officer of Corvidia Therapeutics, Inc. from January 2016 until April 2018 and the Chief Science/Medical Officer from April 2018 until July 2020, when Corvidia was acquired by Novo Nordisk A/S for up to $2.1 billion. Dr. Davidson, who is a leading expert in the field of lipidology and was named in The Best Doctors in America for the past 15 years, is also currently a professor of medicine and director of the lipid clinic at the University of Chicago. Dr. Davidson co-founded and served as the Chief Medical Officer of Omthera Pharmaceuticals, Inc. in 2008, which was later acquired by AstraZeneca Pharmaceuticals in 2013 for up to $443 million. His research background encompasses both pharmaceutical and nutritional clinical trials including extensive research on statins, novel lipid-lowering drugs, and omega-3 fatty acids. Dr. Davidson is board-certified in internal medicine, cardiology, and clinical lipidology and served as President of the National Lipid Association from 2010 to 2011. Dr. Davidson currently serves on the board of directors of Tenax Therapeutics, Inc. (Nasdaq: TENX), and BioAge Labs, Inc. (Nasdaq: BIOA). Dr. Davidson also serves on the boards of four private biotechnology companies, Sonothera, Jocasta Neuroscience and Abcentra. Dr. Davidson received his B.A. and M.S. from Northwestern University and his M.D. from The Ohio State University School of Medicine.

Our Nomination and Corporate Governance Committee and our Board believe Dr. Davidson’s extensive experience in the field of cardiology and his prior management experience provide him the qualifications and skills to serve on the Board of Directors.

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

Our Nomination and Corporate Governance Committee and our Board believe Dr. Kastelein’s deep scientific and medical knowledge about NewAmsterdam Pharma’s product candidate and his experience in senior management, provide Dr. Kastelein with the qualifications and skills to serve on the Board of Directors.

Non-Employee Directors

William H. Lewis, J.D., M.B.A. William H. Lewis has served as a member of the Board of Directors and Chair since January 2024. Will joined Insmed in 2012 as President and Chief Executive Officer and as a member of the board of directors. He became Chair of the Board of Directors in November 2018. Will is the former Co-Founder, President, and Chief Financial Officer of Aegerion Pharmaceuticals, Inc. (Nasdaq: AEGR), and previously spent more than 10 years working in investment banking in the U.S. and Europe. He also previously worked for the U.S. government. Will holds a Bachelor of Arts degree cum laude from Oberlin College as well as a Master of Business Administration and a Juris Doctor with Honors from Case Western Reserve University.

Our Nomination and Corporate Governance Committee and our Board believe that Mr. Lewis’ significant experience as a public company executive in the life sciences industry and his other professional experience in the finance industry provide him the qualifications and skills to serve on the Board of Directors.

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

Our Nomination and Corporate Governance Committee and our Board believe that Mr. McKenna’s significant experience as a public company executive in the life sciences industry and his other professional experiences provide him the qualifications and skills to serve on the Board of Directors.

Adele Gulfo. Adele Gulfo has served as a member of the Board of Directors since April 2025. Adele Gulfo has served as a member of the Board of Directors since April 2025. Ms. Gulfo currently serves on the Board of Directors of Tyra Biosciences, Inc. (NASDAQ: TYRA), a publicly traded biotechnology company, and Enpro Inc. (NYSE: NPO), a publicly traded industrial technology firm. She also serves on the board of Battelle, a $13B applied science and technology organization and one of the world’s largest independent research and development enterprises, supporting mission-critical innovation across national security, health, advanced engineering, and government and commercial sectors. In addition, she is a member of the Innovation Growth Board at Mass General Brigham, the largest hospital-based research enterprise in the United States. Ms. Gulfo most recently served as Chief Executive Officer of the Biopharma Commercial Unit at Sumitomo Pharma America, Inc. (“Sumitomo”), where she led the organization through strong revenue growth and meaningful profit improvement across a diverse portfolio spanning oncology, rare disease, urology, neurology, and women’s health. Previously, she served as Chief Commercial and Business Development Officer at Sumitovant Biopharma, Inc. (“Sumitovant”) from 2020 to 2023 until its integration into Sumitomo. Prior to that, she served as Chief Commercial Development Officer at Roivant Sciences Ltd., where she played a key role in the formation of Sumitovant and was instrumental in launch preparations and commercialization for several key brands, including ORGOVYX®, GEMTESA®, RETHYMIC®, and MYFEMBREE®. Earlier in her career, Ms. Gulfo held several senior leadership roles at Pfizer Inc. (“Pfizer”), including President and General Manager of Pfizer’s U.S. Primary Care Business Unit and Country Manager for Pfizer’s U.S. Biopharma Business, where she oversaw market access and commercial operations across the Primary Care, Specialty, and Oncology divisions, and led the launch of LIPITOR®. Ms. Gulfo holds a B.S. in Biology from Seton Hall University and an M.B.A. in Marketing from Fairleigh Dickinson University.

Our Nomination and Corporate Governance Committee and our Board believe that Ms. Gulfo’s extensive experience as an executive in the life sciences industry and in particular her experience with the commercial launch of multiple therapies, provide her the qualifications and skills to serve on the Board of Directors.

Wouter Joustra. Wouter Joustra has served as a member of the Board of Directors since July 2024. Wouter Joustra is a General Partner at Forbion, a leading European life sciences venture capital firm. At Forbion, Mr. Joustra is responsible for general fund management, private, cross-over and public investments. Mr. Joustra focuses on Forbion’s Growth Opportunities Funds, which concentrates on investing in late-stage life sciences companies. Prior to joining Forbion in 2019, Mr. Joustra previously was a Senior Trader, as well as Executive Board member of the Life Sciences franchise at Kempen, a European boutique investment bank. Mr. Joustra also served as a member of the board of directors of Gyroscope Therapeutics until the closing of its acquisition by Novartis in February 2022 for up to $1.5 billion, the board of directors of VectivBio (NASDAQ: VECT) from December 2022 until the closing of its $1.2 billion acquisition by Ironwood Pharmaceuticals in December 2023, the board of directors of Aiolos Bio until the closing of its acquisition by GSK plc in February 2024 for up to $1.4 billion and the board of Forbion’s SPAC vehicle until the completion of the business combination of enGene Holdings Inc. (NASDAQ: ENGN) in October 2023. Currently Mr. Joustra serves on the board of directors of VectorY Therapeutics, NewAmsterdam Pharma N.V. (NASDAQ: NAMS), Beacon Therapeutics, Navigator Medicines, Verdiva Bio and VOR Biopharma (NASDAQ: VOR). Mr. Joustra holds an M.Sc. in Business Administration from the University of Groningen, and a B.Sc. in International Business and Management from this same university.

Our Nomination and Corporate Governance Committee and our Board believe that Mr. Joustra’s board experience and significant experience as an investor in the life sciences industry provide him the qualifications and skills to serve on the Board of Directors.

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

Our Nomination and Corporate Governance Committee and our Board believe that Dr. Lange’s board experience, medical background and experience as a public company officer, provide Dr. Lange with the qualifications and skills to serve on the Board of Directors.

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

Our Nomination and Corporate Governance Committee and our Board believe that Mr. Smither’s experience as the Chief Financial Officer for a number of public companies and his experience serving on the board of directors and audit committees of other public life science companies provide Mr. Smither with the qualifications and skills to serve on the Board of Directors.

Dr. James N. Topper. James N. Topper, M.D., Ph.D., has served as a member of the Board of Directors since November 2022. Dr. Topper previously served as FLAC’s Chief Executive Officer and Chairman of the FLAC Board of Directors from October 2020 until November 2022. Dr. Topper currently serves as a Managing Partner of Frazier Life Sciences (“Frazier”). He joined Frazier in 2003 and opened Frazier’s Menlo Park office in the same year. Throughout his tenure as a Managing Partner, Dr. Topper has invested across over 35 companies encompassing a broad spectrum of life science and biopharmaceutical companies. Dr. Topper has led and served as a board member for many of Frazier’s successful life sciences investments, including Acerta Pharma BV (sold to AstraZeneca), Alpine Immune Sciences (sold to Vertex), Amunix Pharmaceuticals, Inc. (sold to Sanofi), Aptinyx Inc. (Nasdaq: APTX), Calistoga Pharmaceuticals, Inc. (co-founder, sold to Gilead Sciences), Entasis Therapeutics Holdings Inc. (sold to Innoviva), Frazier Lifesciences Acquisition Corporation, Mavupharma (sold to AbbVie), Rempex (sold to The Medicines Company), Incline (co-founder, sold to The Medicines Company), Alnara (sold to Lilly), Portola, Inc. (co-founder, Nasdaq: PTLA), Phathom Pharmaceuticals Inc. (Nasdaq: PHAT), CoTherix, Inc (sold to Actelion), and Threshold Pharmaceutical, Inc. (Nasdaq: THLD). He currently represents Frazier on the boards of companies such as Phathom Pharmaceuticals, Inc. (Nasdaq: PHAT), Diagonal Therapeutics, Inc., Counterakt Therapeutics, Inc., Enlaza Therapeutics, Inc., Attovia Therapeutics, Inc., and Architect Therapeutics, Inc. In 2011 and 2016, Dr. Topper was named to the Midas List of leading venture capitalists, and in 2013, Dr. Topper was recognized by Forbes as a top ten healthcare investor. Dr. Topper received his M.D. and Ph.D. in Biophysics from Stanford and his B.S. from the University of Michigan.

Our Nomination and Corporate Governance Committee and our Board believe that Dr. Topper’s experience overseeing Frazier’s investments in biotechnology, his experience in senior management positions and his significant knowledge of industry, medical and scientific matters, provide Dr. Topper with the qualifications and skills to serve on the Board of Directors.

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

Our Nomination and Corporate Governance Committee and our Board believe that Ms. van der Kamp’s operational experience in the pharmaceutical industry and business development experience provide Ms. van der Kamp that qualifications and skills to serve on the Board of Directors.

Arrangements Related to Election or Nomination of Directors

Dr. Topper was initially designated to serve on our Board by FLAC, and Drs. Davidson, Kastelein and Lange were initially designated by NewAmsterdam Pharma pursuant to the terms of the Business Combination Agreement. Other than the initial appointments of Drs. Topper, Davidson, Kastelein and Lange pursuant to the Business Combination Agreement, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director, and there are no such arrangements or understandings pursuant to which any person is presently being nominated as a director.

Our Executive Officers

Biographical information regarding our executive officers as of February 18, 2026 is set forth below. Our executive officers are appointed by, and serve at the pleasure of, our Board of Directors.

Name	Position	Age
Michael Davidson, M.D.	Chief Executive Officer	69
Ian Somaiya	Chief Financial Officer	52
Louise Kooij	Chief Accounting Officer	50

Dr. Michael Davidson. Dr. Davidson’s biography is included in the section above titled “—The Board of Directors.”

Ian Somaiya. Ian Somaiya joined the Company in October 2023 as its Chief Financial Officer. Mr. Somaiya has over 25 years of experience in finance and biotechnology. Most recently, Mr. Somaiya served as the Chief Financial and Business Officer at Elucida Oncology, Inc. from November 2021 until July 2023, where he was responsible for fundraising and overall corporate strategy. From April 2018 until November 2021, Mr. Somaiya served as the Chief Financial Officer of TCR2 Therapeutics, Inc. (“TCR2”) where he successfully navigated the company through its initial public offering and two follow-on equity financings, raising more than $350 million in the aggregate. During his tenure at TCR2, Mr. Somaiya led the company’s finance and public company reporting functions, as well as the business development and investor relations functions. Prior to joining TCR2, Mr. Somaiya spent over 20 years on Wall Street where he conducted extensive research on more than 100 biotechnology companies across diverse therapeutic areas, technology platforms and stages of development. Mr. Somaiya served as a Managing Director and Head of Biotechnology Research at BMO Capital Markets and served as a Managing Director and Equity Analyst at Nomura Securities Co. Ltd., Piper Jaffray Companies and Thomas Weisel Partners Group, Inc. Mr. Somaiya began his career as a research analyst at Morgan Stanley and Prudential Securities and was recognized as “Best on the Street” by the Wall Street Journal for his coverage on biotechnology in 2006, 2007 and 2008. Mr. Somaiya received a Bachelor of Arts degree in biology and neuroscience from New York University.

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

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics ("Code of Conduct") which outlines the principles of legal and ethical business conduct under which we will do business. The Code of Conduct includes a provision that provides for a process by which employees and directors can report potential irregularities. The Code of Conduct also provides protection from retaliation or discrimination by the Company against whistleblowers due to reporting issues relating to compliance with applicable laws and regulations. The Code of Conduct applies to all of our employees, officers and directors. The Code of Conduct is available on our website at https://ir.newamsterdampharma.com/corporate-governance/governance-overview. Our website and its contents are not incorporated into this annual report.

Our Chief Legal Officer and Nomination and Corporate Governance Committee are responsible for overseeing the Code of Conduct. Any waiver of the Code of Conduct for our executive officers or directors must be approved by the Nomination and Corporate Governance Committee, and any waiver for any other employee must be approved by the Chief Legal Officer. We intend to disclose any future amendments to, or waivers from, our Code of Conduct within four business days of the waiver or amendment through a posting on our website.

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

Director Nomination Process

Qualified candidates will be considered without regard to race, color, religion, sex, ancestry, national origin or disability. Our Nomination and Corporate Governance Committee does not have a formal policy with respect to director candidates recommended by shareholders but may consider candidates it deems qualified from any source. The Board believes retaining the flexibility to consider a director candidate or ignore a director candidate if it determines doing so, is in the best interest of the Company. If our Nomination and Corporate Governance Committee approves a candidate for further review they will establish an interview process for the candidate. Our Nomination and Corporate Governance Committee will also take into consideration the candidate’s personal attributes, including, without limitation, personal integrity, loyalty, ability to apply sound and independent business judgment, awareness of a director’s vital part in our good corporate citizenship and image, time available for meetings and consultation on our matters and willingness to assume broad, fiduciary responsibility.

Audit Committee

The Audit Committee consists of John W. Smither, William H. Lewis and Mark C. McKenna. Mr. Smither serves as chairperson of the Audit Committee. The Audit Committee assists the Board of Directors in, among other things:

•
overseeing the Company’s accounting, financial reporting and internal controls processes;
•
overseeing the Company’s compliance with legal and regulatory requirements, including related to cybersecurity, and the Company's whistleblower hotline;
•
overseeing the selection, qualifications, independence, and performance of the Company’s independent registered public accounting firm; and
•
pre-approving of all permitted non-audit services to be performed by the independent registered public accounting firm.

The Audit Committee has the authority to retain independent counsel and advisors to assist in carrying out its responsibilities.

Each member of the Audit Committee is an “independent director,” as such term is defined in Nasdaq Listing Rule 5605(a)(2) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board of Directors has also determined that each of the Audit Committee members is able to read and understand fundamental financial statements. The Board of Directors has determined that Mr. Smither qualifies as an “audit committee financial expert,” as such term is defined in the rules of the SEC.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the philosophy, objectives, process, components and additional aspects of our executive compensation program for the fiscal year ended December 31, 2025. This CD&A is intended to be read in conjunction with the compensation tables that immediately follow this section, which provide historical compensation information for our following named executive officers ("NEOs"):

Name	Position
Michael Davidson, M.D.	Chief Executive Officer
Ian Somaiya	Chief Financial Officer
Louise Kooij	Chief Accounting Officer
John Kastelein, M.D., Ph.D. FESC	Chief Scientific Officer
Douglas Kling	Chief Operating Officer

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

Element	Description	Objectives
Base Salary	• Fixed cash compensation. • Determined based on each executive officer’s role, individual skills, experience, performance, and external market value.	• Provide stable compensation to executive officers, allow the Company to attract and retain skilled executive talent and maintain a stable leadership team.
Short-Term Incentives: Annual Bonus Plan	• Variable cash compensation based on the level of achievement of pre-determined annual corporate goals, contribution to the corporate goals and personal performance.	• Promote and reward the achievement of key annual strategic, business and operational goals.
Long-Term Incentives: Equity-Based Compensation	• Variable equity-based compensation. • Share options: Right to purchase shares at a price equal to the share price on the grant date. • Restricted share units.	• Motivate and reward achievement of multi-year strategic goals and delivery of sustained long-term value to shareholders, as well as attract and retain executive officers.

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

We develop a peer group of companies based on industry, development stage, therapeutic focus, market capitalization, employee headcount, and number of years as a public company to reference for compensation decisions.

☑	Clawback	We maintain a clawback policy compliant with SEC and Nasdaq rules.
☑	Double Trigger Change-in-Control Provisions

We entered into agreements with each of the NEOs that provide certain financial benefits if there is both a change in control and a termination of employment (a “double trigger”). A change in control alone would not trigger cash severance pay.

What We Don’t Do
✘	No Hedging or Pledging of Company Securities	We prohibit officers and directors from engaging in hedging, pledging or short sale transactions in Company securities.
✘	No Perks	We do not provide material perquisites to executive officers.
✘	No Excise Tax Gross-Ups	We do not provide excise tax gross-ups.
✘	No Share Options Below Fair Market Value	We do not grant share options with an exercise price below fair market value.
✘	No Guaranteed Compensation	We do not have agreements with our NEOs that provide any guarantees relating to base salary increases or the amounts of any annual cash incentive awards or long-term equity awards.
✘	No Special Retirement Benefits

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

At our 2025 General Meeting, our shareholders approved the compensation of our named executive officers by a non-binding, advisory vote with over 98% of the votes cast on the proposal voting "FOR" approval. The Compensation Committee and Board considered the results of this advisory vote in connection with its annual review of our executive compensation practices.

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

Role of the Chief Executive Officer and Management

The Compensation Committee generally seeks the input of our Chief Executive Officer when discussing the performance of, and compensation for, our executive officers, including the NEOs other than the Chief Executive Officer. Our Chief Executive Officer is instrumental in developing both our annual and long-term strategic objectives and goals, which are reviewed and approved by the Compensation Committee and the Board of Directors. Our Chief Executive Officer is also instrumental in providing perspective on our performance against those goals.

Our Chief Executive Officer reviews the performance of the other executive officers, including the other NEOs, annually and presents his assessments to the Compensation Committee. Our Chief Executive Officer then provides corresponding compensation recommendations, including as to base salary adjustments, annual performance-based cash compensation targets and payouts, and equity awards. The Compensation Committee considers the Chief Executive Officer’s input as one factor in its deliberations to determine the compensation of our executive officers, including the other NEOs. The Compensation Committee gives significant weight to the recommendations of the Chief Executive Officer in light of his greater familiarity with the day-to-day performance of his direct reports and the importance of incentive compensation in driving the execution of managerial initiatives developed and led by the Chief Executive Officer.

While the Chief Executive Officer may attend Compensation Committee meetings, the Chief Executive Officer may not be present during voting or deliberations on his compensation and does not play a role in determining his compensation.

In addition, other members of management may attend Compensation Committee meetings to provide background information or advice, or to answer questions posed by members of the Compensation Committee, including with respect to the financial, accounting, tax, legal and retention implications of various compensation decisions.

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

While the Compensation Committee took into consideration the review and recommendations of Aon when making decisions about our executive compensation program in 2025, ultimately, the Compensation Committee made its own independent decisions in determining our executives’ compensation.

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

In October 2024, the Compensation Committee determined that our peer group for determining the compensation of our NEOs in 2025 would consist of Phase 2, Phase 3 and NDA/BLA biopharmaceutical/biotechnology companies. In general, the selection criteria consisted of the following:

•
market capitalizations between one-third and three times the market capitalization of the Company;
•
annual revenues less than $100 million;
•
fewer than 150 employees; and
•
preference given to companies that went public within the last 5 years.

Based on these criteria, the peer group for setting 2025 compensation consisted of the following 24 companies:

4D Molecular Therapeutics, Inc.	Geron Corporation	Pliant Therapeutics, Inc.
89bio, Inc.	Humacyte, Inc.	Scholar Rock Holding Corporation
Akero Therapeutics, Inc.	IDEAYA Biosciences, Inc.	SpringWorks Therapeutics, Inc.
Belite Bio, Inc.	Immunovant, Inc.	Structure Therapeutics Inc.
Biohaven Ltd.	Iovance Biotherapeutics, Inc.	Summit Therapeutics, Inc.
Cogent Biosciences, Inc.	Keros Therapeutics, Inc.	Tarsus Pharmaceuticals, Inc.
Crinetics Pharmaceuticals, Inc.	Krystal Biotech, Inc.	Vera Therapeutics, Inc.
Cullinan Oncology, Inc.	Madrigal Pharmaceuticals, Inc.	Viking Therapeutics, Inc.

The Compensation Committee utilizes the compensation of executive officers of the companies in this peer group as one reference point in the compensation-setting process along with various other factors, such as the executive’s performance, experience, and competitive market conditions.

Additionally, when considering the establishment of 2025 compensation levels for our NEOs, the Compensation Committee, upon recommendation from Aon, supplemented the 2025 peer group long-term incentive market data with data derived from the Radford 2024 Global Life Science Survey for public pre-commercial biopharma companies. This survey data was used to obtain a general understanding of the compensation practices of companies similar to ours at the time.

The Compensation Committee believes that the compensation practices of our peer group, together with the data derived from the Radford 2024 Global Life Science Survey, provided us with appropriate compensation reference points for evaluating and determining the compensation of our NEOs during 2025.

2025 Executive Compensation Program

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

Our executive compensation is linked strongly to the performance of the business, with a majority of annual target compensation being variable and at-risk. In 2025, 95% of the total target compensation for the CEO was at-risk and 88% of the total target compensation for all other NEOs was at-risk. The following pay mix pie chart graphics illustrate our emphasis on variable, at-risk pay and long-term incentives.

The percentages of target total direct compensation as calculated above are based on the annualized 2025 base salary, the 2025 annual cash incentive compensation opportunity (assuming achievement at the target level), and the grant date fair value of the annual equity grants to NEOs. Each compensation element is described in this section and outlined in more detail in the Summary Compensation Table and Grants of Plan-Based Awards table below.

Base Salary

We provide our executive officers with fixed cash compensation in the form of a base salary. In establishing base salaries, the Compensation Committee exercises its judgment and discretion and considers several factors, including the performance of the individual executive officer, the officer’s potential to contribute to our long-term strategic goals, the officer’s role and scope of responsibilities within our Company, individual experience and skills, the officer’s compensation as compared to similarly situated executives at comparable companies in our peer group, competitive market dynamics for the position, and (with respect to other NEOs) the input of our Chief Executive Officer. None of our NEOs is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual base salaries for our NEOs as of December 31, 2025, as compared with their annual base salaries as of December 31, 2024, were as follows:

NEO	2025 Base Salary ($)	2024 Base Salary ($)	% Change
Michael Davidson, M.D.	646,152	621,300	4%
Ian Somaiya	486,720	468,000	4%
Louise Kooij (1)	452,217	N/A	N/A
John Kastelein, M.D., Ph.D. FESC (1)	537,866	486,043	6%
Douglas Kling	519,967	500,000	4%
(1)
Ms. Kooij and Dr. Kastelein are paid their salaries and bonuses in Euros. The table above presents Ms. Kooij and Dr. Kastelein's compensation converted into USD at a rate of $1.130 per Euro, which was the average exchange rate as published by the European Central Bank for 2025.

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

Target Opportunities. The Compensation Committee determines the target cash incentive opportunity available to each NEO by taking the individual’s annual base salary in effect for the year and multiplying it by the individual’s target incentive percentage. Among other factors, the target incentive percentages are determined with reference to the peer group company percentages of salary for the respective positions and the proportion of total direct compensation represented by the annual cash incentive. For 2025, our NEOs had the following annual cash bonus targets:

NEO	2025 Target Annual Bonus Opportunity as a % of Base Salary
Michael Davidson, M.D.	60%
Ian Somaiya	45%
Louise Kooij	40%
John Kastelein, M.D., Ph.D. FESC	40%
Douglas Kling	40%

Corporate Performance Goals. As a pre-commercial biopharmaceutical company, we do not have material revenue or profits at this stage, and our success is measured by achievement of research and development milestones and other key strategic and operational goals. These goals were reviewed and approved by the Compensation Committee (and the Board, with respect to our Chief Executive Officer) in February 2025 and then later revised by the Compensation Committee in August 2025 (and the Board, with respect to our Chief Executive Officer) solely to adjust the weighting of certain of the goals based on the Compensation Committee's view of the importance of such goals at the time.

The Compensation Committee (and the Board, with respect to our Chief Executive Officer) approved the following corporate goals and weightings for 2025. While each area had specific goals, the goals themselves are not disclosed below due to commercial and business sensitivities:

•
Launch Readiness: goals that progress the work in regulatory, supply chain and commercial related to potential commercial launch in various markets (weighted 25%);
•
Clinical Development: goals that progress our product candidates with a particular focus on execution and quality for PREVAIL (weighted 25%);
•
Scientific Leadership: goals that position our product candidates as innovative in the therapeutic area (weighted 25%);
•
Financial Sustainability and Corporate Strategies: goals that advance long-term company growth (weighted 15%); and
•
Employee Experience and Engagement: goals that ensure a focus on employees and a positive work environment (weighted 10%).

Corporate Performance Goals and Related Payouts. If we do not achieve an objective of corporate performance, there is no corresponding amount to be included in the payout related to that element. If we achieve the objective, the Compensation Committee will authorize a payout of the portion of the overall opportunity allocated to that element, and if we exceed the objective by achieving a stretch goal, the Compensation Committee may, in its discretion, authorize a higher payout, but the total payout will not exceed 200% of an executive’s overall target incentive.

2025 Achievement of Corporate Goals. In January 2026, the Compensation Committee (and the Board, with respect to our Chief Executive Officer) met to assess the Company’s performance against the corporate performance goals for 2025. While the Compensation Committee considered the Chief Executive Officer’s views regarding the Company’s 2025 performance, the Compensation Committee (and the Board, with respect to our Chief Executive Officer) made an independent determination regarding corporate performance, which included consideration of, among others, the key achievements set forth below. Based on this assessment, the Compensation Committee (and the Board, with respect to our Chief Executive Officer) determined that the overall corporate achievement level was 122.5%.

Launch Readiness:	Significant achievements in the supply chain, meeting both US and EMA standards. Filings for EMA approval submitted in summer of 2025 ahead of schedule.
Clinical Development:	Quality metrics for PREVAIL trail exceeded goal. Leveraged enhanced data modeling capability for study projections.
Scientific Leadership:

35 abstracts presented, 7 published articles in top tier journals.

In June and July 2025, announced positive data from the prespecified Alzheimer's disease biomarker analysis in the BROADWAY clinical trial and presented at the 2025 Alzheimer’s Association International Conference.

Financial Sustainability / Corporate Strategies:

Year-end cash, cash equivalents and marketable securities balance of approximately $729 million favorable to budget.

Expansion of worldwide patent portfolio.

Execution of drug product supply agreement with Menarini.

Employee Engagement:	Exceeded expectations with respect to limiting/eliminating voluntary turnover for the year. Exceeded targets for interview slates with employee referrals.

Individual Performance. In determining Annual Bonus Plan payouts, the Compensation Committee also evaluated the individual performance of our NEOs. The Compensation Committee views the inclusion of individual performance as an important component of the annual cash bonus plan because it motivates the NEOs for individual performance, even if overall corporate performance is lower. In assessing the individual performance of our NEOs, the Compensation Committee, with the input of our Chief Executive Officer for the other NEOs, considered each such officer’s individual contributions to the achievement of our 2025 goals, and the officer’s individual performance in helping to execute on our strategic and operating initiatives. Each non-Chief Executive Officer NEO is paid 75% of their bonus based upon the corporate achievement and 25% of their bonus based on individual contribution to goals. The Chief Executive Officer's bonus is based on corporate achievement alone.

Overall Payouts. Based on the assessment described above, the Compensation Committee recommended, and the Board of Directors determined, that the Company’s corporate performance exceeded the 2025 goals. The Compensation Committee determined an overall 2025 performance level, as determined with reference to both corporate performance and individual performance. The amounts of the annual bonus awards for 2025 were determined as follows:

			Allocation of Bonus		Actual Bonus Achievement
NEO	Base Salary ($)	Target Annual Bonus (%)	Corporate Goals (%)	Individual Contribution (%)	Corporate Goals (%)	Individual Contribution (%)	Payout ($)
Michael Davidson, M.D.	646,152	60%	100%	—	122.5%	—	474,922
Ian Somaiya	486,720	45%	75%	25%	122.5%	125%	269,673
Louise Kooij (1)	452,217	40%	75%	25%	122.5%	120%	220,455
John Kastelein, M.D., Ph.D. FESC (1)	537,866	40%	75%	25%	122.5%	135%	270,277
Douglas Kling	519,967	40%	75%	25%	122.5%	125%	256,084
(1)
The 2025 target incentive and payout amounts for Ms. Kooij and Dr. Kastelein have been converted from Euros to USD at an exchange rate of 1 Euro to $1.130 USD.

Dr. Kastelein and Mr. Kling contributed heavily to the achievement of goals focused on scientific excellence and clinical operations, which exceeded expectations hence earning them above target bonus awards. Mr. Somaiya and Ms. Kooij contributed heavily to the achievement of goals related to financial sustainability which exceeded expectations hence earning them above target bonus awards.

Equity-Based Incentive Awards

The third and largest component of the executive compensation program is long-term equity incentives. The Compensation Committee designed the long-term incentive opportunity for the NEOs to motivate and reward executive officers to achieve multiyear strategic goals and deliver sustained long-term value to shareholders, as well as attract and retain executive officers.

We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. Long-term equity incentives also promote retention because executive officers will only receive value if they remain employed by us over the required term.

Grants to our NEOs and other employees are made at the discretion of the Compensation Committee and are generally made upon commencement of employment, promotion or annually during the first quarter of each year. We believe that our equity awards are an important compensation and retention tool for our executive officers, as well as for our other employees.

Prior to 2025, we used share options as our primary equity vehicle because we believe that they are an effective means by which to align the long-term interests of our executive officers with those of our shareholders. Share options motivate stock price appreciation over the long term because they deliver value only if the stock price increases. The use of share options also can provide tax and other advantages to our executive officers relative to other forms of equity compensation.

Commencing in 2025, we introduced RSUs as part of the annual grants to all employees. This decision was primarily based on keeping in line with the practices of our refreshed peer group.

In determining the number of share options and RSUs to be granted to an NEO in 2025, the Compensation Committee (and the Board, with respect to our Chief Executive Officer) took into account both the range of the grant date fair values of awards granted to executive officers at the companies in the peer group and the range of grant size as a percent of the companies in the peer group.

The annual equity-based incentive awards granted to our NEOs are set forth in the table below:

NEO	Share Awards (#)	Share Awards ($)(1)	Share Options (#)	Share Options ($)(1)
Michael Davidson, M.D.	123,529	3,193,225	670,467	8,931,566
Ian Somaiya	38,000	986,480	220,000	2,941,030
Louise Kooij	15,000	389,400	80,000	1,069,465
John Kastelein, M.D., Ph.D. FESC	34,000	882,640	200,000	2,673,664
Douglas Kling	44,000	1,142,240	250,000	3,342,080
(1)
The amounts reflect the grant date fair value of the equity-based incentive awards pursuant to ASC Topic 718.

The exercise price of the share options awarded to our NEOs is equal to the closing price of our shares on the date of the grant, and all share options granted in 2025 had a ten-year term. The options are subject to time-based vesting, with 25% of the total number of shares underlying the award vesting on the one-year anniversary of the vesting start date and thereafter in equal monthly installments for 36 months, subject to the applicable NEO's continued service through each such vesting date. The RSUs are also subject to time-based vesting, with 1/3 of the total number of shares underlying the award vesting on one-year, two-year and three-year anniversary of the vesting start date, subject to the applicable NEO's continued service through each such vesting date.

Earnout RSUs

Pursuant to the terms of the Business Combination Agreement that we entered into in July 2022, we were required to issue Earnout RSUs to Participating Optionholders upon the achievement of a certain clinical development milestone. In March 2025, it was determined that the earnout milestone triggering event set forth in the Business Combination Agreement had occurred and, as a result, the Earnout RSUs were granted on March 26, 2025. Dr. Davidson received 38,394 Earnout RSUs with a total grant date fair value of $377,922, Ms. Kooij received 8,269 Earnout RSUs with a total grant date fair value of $81,395, Dr. Kastelein received 45,481 Earnout RSUs with a total grant date fair value of $447,684 and Mr. Kling received 16,539 Earnout RSUs with a total grant date fair value of $162,797. Mr. Somaiya was not a Participating Optionholder and therefore did not receive any Earnout RSUs. All of the Earnout RSUs granted to the above listed NEOs were fully vested as of the March 26, 2025 grant date. The fair value of the Earnout RSUs were determined in accordance with the Financial Accounting Standards Codification Topic 718 (“ASC 718”), whereby the grant date for valuation purposes was determined to be November 22, 2022.

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

Ms. Kooij resides in the Netherlands and is employed by the Company in the Netherlands. Employees in the Netherlands are eligible to participate in a defined contribution pension plan which provides for a monthly, pre-tax contribution by the Company of 15% of an employee's gross income, subject to statutory maximums. In 2025, the Company made contributions to Ms. Kooij’s pension plan in accordance with the terms of the plan and statutory maximums.

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

Additional Compensation Policies and Practices

Clawback Policy

In 2023, the Compensation Committee adopted our Incentive Compensation Recoupment Policy (the “Clawback Policy”), designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, which provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The policy applies to our current and former executive officers. Compensation that is granted, earned or vested based wholly or in part upon attainment of a Financial Reporting Measure (as defined in the Clawback Policy) that is determined to have been paid erroneously given the restatement is subject to recoupment.

Equity Granting Practices

The Compensation Committee does not have a policy prohibiting the grant of share options, RSUs or other equity awards during periods in which there is material nonpublic information about our Company, including (1) outside a “trading window” established in connection with the public release of quarterly financial results, or (2) at any time during the four business days prior to, or the one business day following, the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards, and has not timed the disclosure of material nonpublic information to affect the value of executive compensation. Equity awards may occasionally be awarded on an off-cycle basis, including to new hires.

Pursuant to Item 402(x) of Regulation S-K under the Exchange Act, we are providing the following information regarding awards granted to NEO on the following dates:

•
Consistent with our historical timing on annual equity awards, we granted share options to the following NEO on January 6, 2025, which was four business days before the filing of a Current Report on Form 8-K with which the Company furnished a press release announcing the Company’s strategic priorities for the upcoming year.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($/Sh)	Grant Date Fair Value of the Award	Percentage change in market price (1)
Michael Davidson, M.D.	01/06/2025	670,467	$25.85	$8,931,566	(2.29)%

(1) Indicates percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information.

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

Accounting Policies for Stock-Priced Compensation

We follow ASC 718 for our stock-based compensation awards. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of share options and RSUs under our equity incentive award plans are accounted for under ASC 718. The Board or Compensation Committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

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

The preceding report has been furnished by the following members of the Compensation Committee:

Louis Lange, M.D., Ph.D. – Chair

William Lewis, J.D., M.B.A.

Mark McKenna

Executive Compensation Tables

Summary Compensation Table

The following table sets forth information required under SEC rules concerning the compensation paid to our NEOs in respect of fiscal years ended December 31, 2025, 2024 and 2023.

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Michael Davidson, M.D.	2025	646,152		3,571,146	8,931,566	474,922	18,068	13,641,854
	2024	621,300			5,347,060	497,040	3,897	6,469,297
Chief Executive Officer	2023	569,000	313,000		4,923,558			5,805,558
Ian Somaiya	2025	486,720		986,480	2,941,030	269,673	14,000	4,697,903
	2024	468,000			411,337	368,550	4,688	1,252,575
Chief Financial Officer	2023	90,576	40,000		3,422,493			3,553,069
Louise Kooij	2025	452,217		470,795	1,069,465	220,455	22,747	2,235,679
Chief Accounting Officer
John Kastelein, M.D., Ph.D. FESC	2025	537,866		1,330,324	2,673,664	270,277		4,812,131
Chief Scientific Officer	2024	486,046			2,570,852	327,031		3,383,929
	2023	459,346	218,412		2,300,813			2,978,571
Douglas Kling	2025	519,967		1,305,037	3,342,080	256,084	14,000	5,437,168
Chief Operating Officer	2024	499,968			1,664,729	399,974	13,800	2,578,471

(1)
The U.S. dollar amounts reported for 2025 for Ms. Kooij and Dr. Kastelein were converted from EUR using the 2025 average exchange rate of $1.130 per EUR.
(2)
Represents the aggregate fair value of awards on the date they were granted in accordance with ASC 718. See the Notes to the Consolidated Financial Statements included herein for the assumptions used to calculate grant date fair value.
(3)
The amounts reported are comprised of amounts paid in respect of our annual performance-based cash bonus plan, as determined by the Compensation Committee. Payments pursuant to the plan are generally made early in the year following the year to which they relate. The U.S. dollar amounts reported for 2025 for Ms. Kooij and Dr. Kastelein were converted using the 2025 average exchange rate of $1.130 per EUR.
(4)
For Dr. Davidson, the amounts reported in this column consist of $4,068 of fees Dr. Davidson received for service on the Board of Directors in 2025 and $14,000 of Company contributions under our 401(k) plan. For Mssrs. Somaiya and Kling the amounts consist of Company contributions under our 401(k) plan. For Ms. Kooij, the amount consists of the Company pension contribution. Dr. Davidson's fees for service on the Board and the Company pension contribution for Ms. Kooij was converted from EUR to U.S. dollars using the 2025 average exchange rate of $1.350 per EUR.

Grants of Plan Based Awards

The following table sets forth certain information regarding grants of plan-based awards to our NEOs during the year ended December 31, 2025:

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Stock Awards: Securities Number of Shares of Stock or Units (#)(2)	Option Awards: Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name		Threshold ($)	Target ($)	Maximum ($)
Michael Davidson, M.D.	1/6/2025	—	387,691	775,382	123,529	670,467	25.85	12,124,790
	3/26/2025	—	—	—	38,394	—	—	377,922
Ian Somaiya	1/2/2025	—	219,024	438,048	38,000	220,000	25.96	3,927,510
Louise Kooij	1/2/2025	—	180,887	361,774	15,000	80,000	25.96	1,458,865
	3/26/2025	—	—	—	8,269	—	—	81,395
John Kastelein, M.D., Ph.D. FESC	1/2/2025	—	215,147	430,293	34,000	200,000	25.96	3,556,304
	3/26/2025	—	—	—	45,481	—	—	447,684
Douglas Kling	1/2/2025	—	207,987	415,974	44,000	250,000	25.96	4,484,320
	3/26/2025	—	—	—	16,539	—	—	162,797
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
(2)
Amounts disclosed in this column reflect the number of shares underlying RSUs granted to our NEOs. In general, each RSU, other than the Earnout RSUs, has a three-year vesting period with one-third vesting on each one-year anniversary of the vesting start date. Each of the Earnout RSUs granted to NEOs were fully vested on the March 26, 2025 grant date. In accordance with ASC Topic 718, the grant date of the Earnout RSUs for the purposes of determining the fair value of the award was determined to be November 22, 2022. See the Notes to the Consolidated Financial Statements included herein for the assumptions used to calculate grant date fair value.
(3)
Amounts disclosed in this column reflect the number of shares underlying share option awards granted to our NEOs. The exercise price of all share option grants to NEOs is equal to the closing price of our shares on the date of the grant, and all share options granted in 2025 have a ten-year term. The options are subject to time-based vesting, with 25% of the total number of shares underlying the award vesting on the first anniversary of the date of grant and thereafter in equal monthly installments for 36 months, subject to the applicable NEO's continued service through each such vesting date.

Outstanding Equity Awards at Fiscal Year-End Table

The table below reflects outstanding equity awards held by our NEOs as of December 31, 2025.

			Option Awards				Share Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Seucurities Underlying Share Awards That Have Not Vested (#)	Market Value of Seucurities Underlying Share Awards That Have Not Vested ($)
Michael Davidson, M.D.	11/22/2022	(1)(2)	989,267		1.21	7/6/2031
	11/22/2022	(2)	1,881,265	559,273	10.00	11/22/2032
	1/1/2023	(2)	744,835	276,650	10.90	1/1/2033
	1/1/2024	(2)	498,311	541,628	11.17	1/1/2034
	1/6/2025	(2)(3)		670,467	25.85	1/6/2035	123,529	4,333,397
Ian Somaiya	11/1/2023	(2)	384,827	377,987	9.26	11/1/2033
	1/1/2024	(2)	38,333	41,667	11.17	1/1/2034
	1/2/2025	(2)(3)		220,000	25.96	1/2/2035	38,000	1,333,040
Louise Kooij	11/22/2022	(2)	41,483	98,532	10.00	11/22/2032
	1/1/2023	(2)	157,711	60,423	10.90	1/1/2033
	5/18/2023	(2)	36,466	13,534	11.90	5/18/2033
	1/1/2024	(2)	72,120	78,374	11.17	1/1/2034
	1/2/2025	(2)(3)		80,000	25.96	1/2/2035	15,000	526,200
John Kastelein, M.D., Ph.D. FESC	11/22/2022	(1)(2)	820,229		1.21	7/6/2031
	11/22/2022	(2)	749,065	222,661	10.00	11/22/2032
	1/1/2023	(2)	348,072	129,275	10.90	1/1/2033
	1/1/2024	(2)	239,587	260,413	11.17	1/1/2034
	1/2/2025	(2)(3)		200,000	25.96	1/2/2035	34,000	1,192,720
Douglas Kling	11/22/2022	(1)(2)	38,033		1.21	7/6/2031
	11/22/2022	(2)	220,944	151,885	10.00	11/22/2032
	1/1/2023	(2)	90,390	72,312	10.90	1/1/2033
	1/1/2023	(3)		5,996	10.90	1/1/2033
	1/1/2024	(2)	155,149	168,622	11.17	1/1/2034
	1/2/2025	(2)(3)		250,000	25.96	1/2/2035	44,000	1,543,520

(1)
The exercise price of the option is Euro 1.16392 and has been converted into USD in the table above at a rate of $1.750 per Euro, which was the exchange rate as of December 31, 2025 as published by European Central Bank.
(2)
One-fourth of the shares subject to the option vested on the one-year anniversary of the vesting start date, and the remaining vest in 36 substantially equal monthly installments thereafter.
(3)
All shares subject to the option vest on the fourth anniversary of the vesting start date.

Option Exercises and Stock Vested Table

The following table sets forth information concerning options exercised by our NEOs during the fiscal year ended December 31, 2025. No stock awards held by our NEOs vested in 2025 other than the Earnout RSUs received by certain of our NEOs.

	Option Awards		Share Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)(3)	Value Realized on Vesting ($)(4)
Michael Davidson	—	—	38,394	866,169
Ian Somaiya	61,883	827,723	—	—
Louise Kooij	463,073	9,576,082	8,269	186,549
John Kastelein, M.D., Ph.D. FESC	150,000	3,196,231	45,481	1,026,051
Douglas Kling	798,612	11,558,026	16,539	373,120
(1)
The amounts shown in this column represent the number of shares underlying the stock options exercised during 2025.
(2)
The amounts shown in this column reflect the value realized upon exercise of stock options, as calculated based on the price of our shares on the exercise date less the exercise price, multiplied by the number of shares underlying the stock options exercised.

(3)
The amounts shown in this column represent the number of RSUs vested during 2025.
(4)
The amounts shown in this column reflect the value realized upon vesting of RSUs, as calculated based on the closing price of our shares on the vesting date, multiplied by the number of RSUs vested.

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

In the event Dr. Davidson’s employment is terminated by the Company without Cause at the request of a third party within three months prior to a Change in Control (as defined in the Davidson Agreement) or in the event Dr. Davidson’s employment is terminated by the Company without Cause or by Dr. Davidson for Good Reason during the 12 months following such Change in Control, Dr. Davidson will be entitled to receive the severance payments and benefits described above, subject to the same customary conditions. In addition, all of Dr. Davidson’s time-based stock options and equity awards will accelerate, becoming fully exercisable and nonforfeitable as of the termination date and the exercise period for certain vested options will be extended.

Dr. Davidson is entitled to a base salary and annual performance bonus in cash targeted at 60% of his base salary in fiscal year 2026, at our discretion and subject to Dr. Davidson's continued employment through the payment date of such bonus. Dr. Davidson is eligible to participate in our equity incentive plans, including the Company’s LTIP, and other employee benefits and insurance programs generally made available to our full-time U.S.-based executives. Dr. Davidson is also party to a Confidentiality and Assignment of Inventions Agreement, which includes certain customary non-competition, non-solicitation, confidentiality and assignment of inventions obligations in favor of the Company.

Employment Agreement with Ian Somaiya

We entered into an employment agreement with Mr. Somaiya, our Chief Financial Officer, dated October 6, 2023 (the “Somaiya Agreement”). Pursuant to the Somaiya Agreement, in the event Mr. Somaiya’s employment is terminated by the Company without Cause (as defined in the Somaiya Agreement) or by Mr. Somaiya for Good Reason (as defined in the Somaiya Agreement), we would be required, subject to customary conditions, to pay Mr. Somaiya, in addition to certain Accrued Obligations (as defined in the Somaiya Agreement), an amount equal to 12 months of his base salary, any bonus earned or payable and a prorated bonus for the calendar year in which the termination occurred, and COBRA Premium Reimbursement. Mr. Somaiya will receive only the Accrued Obligations and not be eligible for further compensation if his employment ends for reasons other than termination by the Company without Cause or termination by him for Good Reason.

In the event Mr. Somaiya’s employment is terminated by the Company without Cause at the request of a third party within three months prior to a Change in Control (as defined in the Somaiya Agreement) or in the event Mr. Somaiya’s employment is terminated by the Company without Cause or by him for Good Reason during the 12 months following such Change in Control, Mr. Somaiya will be entitled to receive the severance payments and benefits described above, subject to the same customary conditions. In addition, all of Mr. Somaiya’s time-based stock options and equity awards will accelerate, becoming fully exercisable and nonforfeitable as of the termination date and the exercise period for certain vested options will be extended.

Mr. Somaiya is entitled to a base salary and annual performance bonus in cash targeted at 45% of his base salary in fiscal year 2026, at our discretion and subject to Mr. Somaiya's continued employment through the payment date of such bonus. Mr. Somaiya is eligible to participate in our equity incentive plans, including the Company’s LTIP, and other employee benefits and insurance programs generally made available to our full-time U.S.-based executives. Mr. Somaiya is also party to a Confidentiality and Assignment of Inventions Agreement, which includes certain customary non-competition, non-solicitation, confidentiality and assignment of inventions obligations in favor of the Company.

Employment Agreement with Louise Kooij

We entered into an employment agreement with Ms. Kooij, our Chief Accounting Officer, dated July 1, 2025 (the “Kooij Agreement”). Pursuant to the Kooij Agreement, in the event Ms. Kooij’s employment is terminated by the Company without Cause (as defined in the Kooij Agreement), we would be required to pay Ms. Kooij a termination fee equal to 12 months of her base salary, any short-term incentive (“STI”) earned or otherwise payable with respect to the calendar year ended prior to the termination of the Kooij Agreement and a prorated STI for the calendar year of the termination of the Kooij Agreement.

In the event Ms. Kooij’s employment is terminated by the Company without Cause at the request of a third party within three months prior to a Change in Control (as defined in the Kooij Agreement) or in the event Ms. Kooij’s employment is terminated by the Company without Cause or by Ms. Kooij for Good Reason during the 12 months following such Change in Control, Ms. Kooij will be entitled to receive the severance payments and benefits described above. In addition, all of Ms. Kooij’s time-based stock options and equity awards will accelerate, becoming fully exercisable and nonforfeitable as of the termination date and the exercise period for certain vested options will be extended.

Ms. Kooij is entitled to a base salary and annual performance bonus in cash targeted at 45% of her base salary in fiscal year 2026, at our discretion and subject to Ms. Kooij's continued employment through the payment date of such bonus. Ms. Kooij is eligible to participate in our equity incentive plans, including the Company’s LTIP, and other employee benefits generally made available to our full-time Netherlands-based executives. Ms. Kooij is also party to a Confidentiality and Assignment of Inventions Agreement, which includes certain customary non-competition, non-solicitation, confidentiality and assignment of inventions obligations in favor of the Company.

Employment Agreement with John Kastelein, M.D., Ph.D. FESC

We entered into an employment agreement with Dr. Kastelein, our Chief Scientific Officer, dated July 1, 2025 (the “Kastelein Agreement”). Pursuant to the Kastelein Agreement, in the event Dr. Kastelein’s employment is terminated by the Company without Cause (as defined in the Kastelein Agreement), we would be required to pay Dr. Kastelein a termination fee equal to 12 months of his base salary, STI earned or otherwise payable with respect to the calendar year ended prior to the termination of the Kastelein Agreement and a prorated STI for the calendar year of the termination of the Kastelein Agreement.

In the event Dr. Kastelein’s employment is terminated by the Company without Cause at the request of a third party within three months prior to a Change in Control (as defined in the Kastelein Agreement) or in the event Dr. Kastelein’s employment is terminated by the Company without Cause or by Dr. Kastelein for Good Reason during the 12 months following such Change in Control, Dr. Kastelein will be entitled to receive the severance payments and benefits described above. In addition, all of Dr. Kastelein’s time-based stock options and equity awards will accelerate, becoming fully exercisable and nonforfeitable as of the termination date and the exercise period for certain vested options will be extended.

Dr. Kastelein is entitled to a base salary and annual performance bonus in cash targeted at 45% of his base salary for fiscal year 2026, at our discretion and subject to Dr. Kastelein's continued employment through the payment date of such bonus. Dr. Kastelein is eligible to participate in our equity incentive plans, including the Company’s LTIP, and other employee benefits generally made available to our full-time Netherlands-based executives. Dr. Kastelein is also party to a Confidentiality and Assignment of Inventions Agreement, which includes certain customary non-competition, non-solicitation, confidentiality and assignment of inventions obligations in favor of the Company.

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

In the event Mr. Kling’s employment is terminated by the Company without Cause at the request of a third party within three months prior to a Change in Control (as defined in the Kling Agreement) or in the event Mr. Kling’s employment is terminated by the Company without Cause or by Mr. Kling for Good Reason during the 12 months following such Change in Control, Mr. Kling will be entitled to receive the severance payments and benefits described above, subject to the same customary conditions. In addition, all of Mr. Kling’s time-based stock options and equity awards will accelerate, becoming fully exercisable and nonforfeitable as of the termination date and the exercise period for certain vested options will be extended.

Mr. Kling is entitled to a base salary and annual performance bonus in cash targeted at 45% of his base salary for fiscal year 2026, at our discretion and subject to Mr. Kling's continued employment through the payment date of such bonus. Mr. Kling is eligible to participate in our equity incentive plans, including the Company’s LTIP, and other employee benefits and insurance programs generally made available to our full-time U.S.-based executives. Mr. Kling is also party to a Confidentiality and Assignment of Inventions Agreement, which includes certain customary non-competition, non-solicitation, confidentiality and assignment of inventions obligations in favor of the Company.

The table below provides the potential payments and benefits to which our NEOs would be entitled, assuming their employment was terminated as of December 31, 2025, including in connection with a change in control, based on the termination benefits in effect as of December 31, 2025.

Name		Compensation Component	Involuntary or Good Reason Termination without a Change-in-Control ($)	Involuntary or Good Reason Termination in Connection with a Change-in-Control ($)
Michael Davidson, M.D.	(1)	Cash Severance	646,152	646,152
		Long-term Incentives	—	44,188,097
		Benefits and Perquisites	26,606	26,606
		Total:	672,758	44,860,855
Ian Somaiya	(1)	Cash Severance	486,721	486,721
		Long-term Incentives	—	14,095,322
		Benefits and Perquisites	39,543	39,543
		Total:	526,265	14,621,587
Louise Kooij	(1)	Cash Severance	452,218	452,218
		Long-term Incentives	—	7,375,651
		Benefits and Perquisites	—	—
		Total:	452,218	7,827,869
John Kastelein, M.D., Ph.D. FESC	(1)	Cash Severance	537,868	537,868
		Long-term Incentives	—	45,598,317
		Benefits and Perquisites	—	—
		Total:	537,868	46,136,185
Douglas Kling	(1)	Cash Severance	519,968	519,968
		Long-term Incentives	—	13,558,035
		Benefits and Perquisites	39,543	39,543
		Total:	559,512	14,117,547
(1)
Under the employment agreements between us and Dr. Davidson, Mr. Somaiya, Ms. Kooij, Mr. Kastelein and Mr. Kling, respectively, if their employment is terminated by us without Cause or by them for Good Reason, we would be obligated to pay them a severance amount equal to 12 months of their base salary, any bonus earned or payable and a prorated bonus for the calendar year in which the termination occurred, and premium reimbursement equal to the monthly employer contribution that we would have made to provide health coverage under the Consolidated Omnibus Budget Reconciliation Act for a maximum of 12 months. If their employment is terminated by us without Cause or by them for Good Reason (if termination is requested by a third party) within three months prior to a Change-in-Control or during the 12 months following such Change-in-Control, they will be entitled to receive the severance payments and benefits described above. In addition, all of their time-based stock options and equity awards will accelerate, becoming fully exercisable and nonforfeitable as of the termination date and the exercise period for certain vested options will be extended.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median annual total compensation of our employees and the annual total compensation of Dr. Davidson, our Chief Executive Officer. As permitted by Item 402(u) of Regulation S-K, we may identify the median employee once every three years unless there has been a change in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in pay ratio disclosure. The pay ratio included in this section is calculated in a manner consistent with Item 402(u) of Regulation S-K.

•
For 2025, the median of the annual total compensation of all employees (other than Dr. Davidson) was determined to be $704,848.
•
For 2025, the annual total compensation of Dr. Davidson, as reported in the Summary Compensation Table, was $13,641,854.

Based on this information, the ratio of the median of the annual total compensation of all employees (other than Dr. Davidson) to the annual total compensation of Dr. Davidson was 1 to 19.35.

To identify the median of the annual total compensation of all of our employees (other than Dr. Davidson), as well as to determine the annual total compensation of our median employee, we took the following steps:

1.
We determined that, as of December 31, 2025, our employee population, excluding Dr. Davidson, consisted of approximately 99 individuals. This population consisted of our full-time and part-time employees and, as permitted by SEC rules, excluded independent contractors or similar non-employee workers during 2025. We did not exclude any non-US employees from these calculations.

2.
To identify the “median employee” from our employee population, we compared the sum of each employee’s wages, aggregate fair value of equity awards, and target cash bonus for 2025. In doing so, we annualized the salary and target cash bonus of all permanent employees who were hired in 2025 but did not work for us the entire fiscal year. The grant date fair value of option and restricted share unit awards granted during 2025 was calculated using the Black-Scholes valuation model pursuant to the assumptions described in Note 10, “Share-Based Compensation” of the consolidated financial statements included in this Annual Report. We did not make any cost-of-living adjustments in identifying the median employee.
3.
After identifying the median employee, we calculated annual total compensation for the employee using the same methodology we use for our NEOs, as set forth in the Summary Compensation Table. This process resulted in a median employee with annual total compensation of $704,848 for 2025.

The SEC’s rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratios reported by other companies may not be comparable to our pay ratio, reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

Equity Incentive Plans

LTIP

We have established our long term incentive plan ("LTIP"), under which we may grant share options, restricted shares, RSUs, share appreciation rights and other equity and equity-based awards. As of December 31, 2025, the total number of Ordinary Shares underlying awards granted under the LTIP (other than awards granted as Earnout RSUs in accordance with the Business Combination Agreements or as replacement awards in connection with a merger or business combination) will not exceed 23,158,577; provided that the number of Ordinary Shares reserved for grant under the LTIP will increase annually on January 1 of each calendar year by 5% of the-then issued and outstanding Ordinary Shares or such lower number as may be determined by the Board of Directors.

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

Inducement Plan

We have also established our inducement plan (the “Inducement Plan”), under which we may grant options, restricted shares, restricted share units, share appreciation rights and other equity-based awards to our newly-hired (or newly-hired, after a bona fide period of non-employment) employees (but not directors) who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4). The total number of Ordinary Shares underlying awards that may be granted under the Inducement Plan will not exceed 2,500,000.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Louis Lange, M.D., Ph.D., William H. Lewis and Mark C. McKenna. All members of the compensation committee are independent directors, and none of our executive officers or former executive officers served on the compensation committee or on the board of any company that employed any member of the compensation committee or the Board of Directors during the year ended December 31, 2025.

Director Compensation

Director Compensation

The Board of Directors and the Compensation Committee determine the compensation of individual directors in accordance with our compensation policy to the extent applicable. All non-employee directors are paid an annual retainer of $43,000. Non-employee directors may receive further compensation ranging from $5,000 to $20,000 for serving as chair or member of committees (i.e., Audit Committee or Compensation Committee). We have also granted, and expect to continue granting, our non-employee directors who are not affiliated with our significant shareholders, share option and RSU awards as compensation for their service on the Board of Directors.

Director Service Agreement

We entered into services agreements with all of our directors which regulate their services as our directors. These services agreements, except for James N. Topper’s services agreement, contain non-competition and non-solicitation arrangements, as well as a requirement to assign and transfer to us any intellectual and industrial property rights originating from the director’s services as a director or inventor for us. These services agreements also provide that compensation, if any, for service on the Board of Directors shall be determined by the Board, subject to applicable law and the Company's compensation policy, as amended from time time.

Director Indemnification Agreements

Our Articles of Association require us to indemnify our current and former directors to the fullest extent permitted by law, subject to certain exceptions. We have also entered into indemnification agreements with all of our directors providing for procedures for indemnification and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from their service to us or, at our request, service to other entities, as directors or officers to the maximum extent permitted by law.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on the Board of Directors by our non-employee directors during the year ended December 31, 2025. In addition, we reimburse members of the Board of Directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board of Directors and committee meetings.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Non-Employee Directors
William H. Lewis, J.D., M.B.A.	90,500	179,916	423,505	—	693,921
Mark C. McKenna	60,500	179,916	423,505	—	663,921
Nicholas Downing, M.D. (2)	40,000	—	—	—	40,000
Adele Gulfo (2)	32,250	174,412	413,357	—	620,019
Wouter Joustra	43,000	—	—	—	43,000
Louis Lange, M.D., Ph.D.	70,500	179,916	423,505	—	673,921
John W. Smither	73,000	179,916	423,505	—	676,421
James N. Topper, M.D., Ph.D.	43,000	—	—	—	43,000
Janneke van der Kamp	48,000	179,916	423,505	—	651,421

(1) The amounts reported in these columns reflect the aggregate grant date fair value of the stock and option awards granted to our directors as computed in accordance with ASC 718. See Note 8 to the Consolidated Financial Statements in this Annual Report for a discussion of assumptions made by us in determining the aggregate grant date fair value of our stock awards and option awards. Note that the amounts reported in these columns do not reflect the actual economic value that may be realized by the directors.

(2) Adele Gulfo joined the Board of Directors effective April 17, 2025. Nicholas Downing, M.D. resigned as members of the Board of Directors effective November 5, 2025.

The following table provides information regarding the aggregate number of shares underlying option awards granted to our non-employee directors that were outstanding as of December 31, 2025:

Name	Option Awards (#)
William H. Lewis, J.D., M.B.A.	132,500
Mark C. McKenna	105,000
Adele Gulfo	50,700
Louis Lange, M.D., Ph.D.	270,269
John W. Smither	61,100
Janneke van der Kamp	60,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

Our LTIP and Rollover Plan are our only equity compensation plans approved by our shareholders. The Supplementary LTIP and the Inducement Plan were approved by our Board of Directors but were not approved by our shareholders. The following table sets forth certain information as of December 31, 2025 with respect to our LTIP, Rollover Plan, Supplementary LTIP and Inducement Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (A) (1)	Weighted-Average Exercise Price of Outstanding Options and Rights (B)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by shareholders:	19,158,323	$13.02	1,122,893
LTIP (3)	18,338,094	$13.56	1,122,893

Rollover Plan	820,229	$1.3676 (5)	-
Equity compensation plans not approved by shareholders:	2,195,328	18.75	1,030,910
Supplementary LTIP (4)	758,329	$14.35	51,219
Inducement Plan	1,436,999	$21.12	979,691
Total:	21,353,651	$13.62	2,153,803
(1)
Represents shares of Common Stock issuable upon the exercise of outstanding stock options and vesting of outstanding RSUs.
(2)
Does not include outstanding RSUs, which do not require the payment of any exercise price upon their vesting.
(3)
The number of Ordinary Shares reserved for grant under the LTIP will increase annually on January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Board of Directors.
(4)
See the section titled “Executive Compensation—Equity Incentive Plans” and Note 10 to the Consolidated Financial Statements included in this Annual Report for a brief description of the terms of the Supplementary LTIP.
(5)
The exercise price of the options included in the Rollover Plan is Euro 1.16392 and has been converted into USD in the table above at a rate of $1.1750 per Euro, which was the exchange rate as of December 31, 2025 as published by European Central Bank.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of Ordinary Shares as of February 5, 2026, by:

•
each person, or group of affiliated persons, known by the Company to beneficially own more than 5% of outstanding Ordinary Shares;
•
each of our named executive officers;
•
each of our directors; and
•
all of our executive officers and directors, as a group.

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

The beneficial ownership of Ordinary Shares is based on 114,975,422 Ordinary Shares issued and outstanding, as of February 5, 2026. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. To our knowledge, no Ordinary Shares beneficially owned by any executive officer, director or director nominee have been pledged as security. None of our shareholders has different voting rights from other shareholders.

Beneficial Owner	Number of Ordinary Shares	Percentage of All Ordinary Shares
Named Executive Officers and Directors
Michael Davidson, M.D.(1)	5,637,808	4.71%
Ian Somaiya(2)	457,671	*
Louise Kooij(3)	252,317	*
John Kastelein, M.D., Ph.D, FESC(4)	2,481,753	2.12%
Douglas Kling(5)	583,957	*
William H. Lewis, J.D., M.B.A.(6)	72,123	*
Mark C. McKenna(7)	56,142	*
Adele Gulfo	—	—
Wouter Joustra(8)	—	—
Louis Lange, M.D., Ph.D.(9)	295,487	*
John W. Smither(10)	36,233	*
James N. Topper, M.D., Ph.D.(11)	7,329,857	6.35%
Janneke van der Kamp(12)	34,998	*
All executive officers and directors as a group (12 persons)	16,654,389	13.46%
Beneficial Owner	Number of Ordinary Shares	Percentage of All Ordinary Shares
Other 5% Shareholders
Frazier Lifesciences Sponsor LLC and affiliates(13)	17,202,289	14.90%
RA Capital Healthcare Fund, L.P.(14)	11,635,557	9.99%
Capital World Investors(15)	9,822,711	8.54%
Entities affiliated with Forbion(16)	9,316,914	8.10%
Entities affiliated with Bain Capital Life Sciences Investors, LLC(17)	7,406,565	6.35%
Viking Global Investors LP(18)	6,978,534	6.07%
FMR LLC(19)	6,412,984	5.58%

* Indicates beneficial ownership of less than 1% of total outstanding Ordinary Shares.

(1)
Consists of (i) 905,286 Ordinary Shares, (ii) options to purchase 4,627,522 Ordinary Shares, exercisable within 60 days of February 5, 2026, and (iii) Warrants to purchase 85,000 Ordinary Shares, exercisable within 60 days of February 5, 2026.
(2)
Consists of (i) 7,549 Ordinary Shares and (ii) options to purchase 450,122 Ordinary Shares, exercisable within 60 days of February 5, 2026.
(3)
Consists of (i) 2,353 Ordinary Shares and (ii) options to purchase 249,964 Ordinary Shares, exercisable within 60 days of February 5, 2026.
(4)
Consists of (i) 50,815 Ordinary Shares, (ii) 69,302 Ordinary Shares held by Futurum B.V. through NAP PoolCo B.V.(“PoolCo”), (iii) options to purchase 830,229 Ordinary Shares held by Futurum B.V. through PoolCo, and (iv) options to purchase 1,541,407 Ordinary Shares held by Dr. Kastelein directly, exercisable within 60 days of February 5, 2026.
(5)
Consists of (i) 8,801 Ordinary Shares and (ii) options to purchase 575,156 Ordinary Shares, exercisable within 60 days of February 5, 2026.
(6)
Consists of (i) 2,320 Ordinary Shares and (ii) options to purchase 69,803 Ordinary Shares, exercisable within 60 days of February 5, 2026.
(7)
Consists of (i) 2,320 Ordinary Shares and (ii) options to purchase 53,822 Ordinary Shares, exercisable within 60 days of February 5, 2026.
(8)
See Note 16. Mr. Joustra is a member of the Board of Directors and is a partner of Forbion Growth Management B.V. (“Growth Management”) and a member of the investment committee of Growth Management, but does not have beneficial ownership of the securities referenced in Note 16.

(9)
Consists of (i) 28,186 Ordinary Shares held through LGLange III Trust, (ii) 2,320 Ordinary Shares, (iii) Warrants to purchase 44,619 Ordinary Shares, exercisable within 60 days of February , 2026 and (iv) options to purchase 220,362 Ordinary Shares, exercisable within 60 days of February 5, 2026.
(10)
Consists of (i) 2,320 Ordinary Shares and (ii) options to purchase 33,913 Ordinary Shares, exercisable within 60 days of February 5, 2026.
(11)
Consists of the Ordinary Shares and Warrants directly held by Frazier Lifesciences Sponsor LLC (the “Sponsor”) and Frazier Life Sciences X, L.P. (“FLS X”), as described in Note 12. Dr. Topper disclaims beneficial ownership of the shares he holds, except to the extent of his pecuniary interest therein, if any.
(12)
Consists of (i) 2,320 Ordinary Shares and (ii) options to purchase 32,678 Ordinary Shares, exercisable within 60 days of February 5, 2026.
(13)
Consists of 3,801,000 Ordinary Shares and Warrants to purchase 167,000 Ordinary Shares held by the Sponsor. The sole member of the Sponsor is FLS X. FHMLS X, L.P. is the general partner of FLS X and FHMLS X, L.L.C. is the general partner of FHMLS X, L.P. Patrick J. Heron and James N. Topper are members of FHMLS X, L.L.C. and James N. Topper serves as a manager of the Sponsor.

Also included in the total number are (i) 3,028,524 Ordinary Shares and Warrants to purchase 333,333 Ordinary Shares held by FLS X, (ii) 1,179,926 Ordinary Shares held by Frazier Life Sciences XI, L.P. (“FLS XI”), (iii) 8,623,939 Ordinary Shares held by Frazier Life Sciences Public Fund, L.P. (“FLSPF”), and (iv) 68,567 Ordinary Shares held by Frazier Life Sciences XII, L.P. (“FLS XII”). FHMLS XI, L.P. is the general partner of FLS XI and the general partner of FHMLS XI, L.P. is FHMLS XI, L.L.C., which is managed by an investment committee of three that acts by majority vote. FHMLSP, L.P. is the general partner of FLSPF and the general partner of FHMLSP, L.P. is FHMLSP, L.L.C., which is managed by an investment committee of four that acts by majority vote. FHMLS XII, L.P. is the general partner of FLS XII and the general partner of FHMLS XII, L.P is FHMLS XII, L.L.C., which is managed by an investment committee of three that acts by majority vote. The information herein is based on the Schedule 13D/A filed by Sponsor, FLS X, FLS XI, FLSPF, FLS XII, FHMLS X, L.P., FHMLS X, L.L.C., FHMLS XI, L.P., FHMLS XI, L.L.C., FHMLSP, L.P., FHMLSP, L.L.C., FHMLS XII, L.P., FHMLS XII, L.L.C., James N. Topper and Patrick J. Heron on November 4, 2025. The address of these holders is c/o Frazier Life Sciences Management, L.P., 70 Willow Road, Suite 200, Menlo Park, CA 94025.

(14)
Consists of (i) 10,138,938 Ordinary Shares, (ii) Warrants to purchase 333,333 Ordinary Shares and (iii) 4,587,578 Ordinary Shares issuable upon exercise of pre-funded warrants (the “Pre-funded Warrants”) held by RA Capital Healthcare Fund, L.P. (“RACHF”). Each of the Warrants and Pre-funded Warrants contains a provision which precludes exercise of the Warrants and Pre-funded Warrants to the extent that, following exercise, RACHF, together with its affiliates and other attribution parties, would own more than 9.99% of the outstanding Ordinary Shares. RACHF is currently prohibited from exercising a portion of the Warrants and Pre-funded Warrants to the extent that such exercise would result in beneficial ownership of more than 11,635,557 Ordinary Shares, based upon 114,975,422 Ordinary Shares outstanding as of February 5, 2026.

RA Capital Management, L.P. (“RA Capital”) serves as investment adviser for RACHF and may be deemed a beneficial owner of the securities described herein as held by RACHF. The general partner of RA Capital is RA Capital Management GP, LLC, of which Peter Kolchinsky and Rajeev Shah are the controlling persons. Each of Dr. Kolchinsky and Mr. Shah may be deemed to have voting and investment power over the Ordinary Shares held by RACHF. Dr. Kolchinsky and Mr. Shah disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. RA Capital Healthcare Fund GP, LLC is the general partner of RACHF. RACHF has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in RACHF’s portfolios, including the Ordinary Shares reported herein. Because RACHF has divested itself of voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, RACHF disclaims beneficial ownership of the securities it holds. The business address of the persons and entities set forth herein is 200 Berkeley Street, 18th Floor, Boston, MA 02116. The information herein is based solely on the Schedule 13G/A filed by RACHF, RA Capital, Dr. Kolchinsky and Mr. Shah on May 15, 2025.

(15)
Consists of 9,822,711 Ordinary Shares. The address of Capital World Investors (“CWI”) is 333 South Hope Street, 55th Floor, Los Angeles, California 90071. The information herein is based solely on the Schedule 13G/A filed by CWI on November 13, 2025.
(16)
Consists of (i) 4,668,889 Ordinary Shares beneficially owned by Forbion Capital Fund IV Coöperatief U.A. (“Forbion IV”) through ForGrowth NAP B.V. (“ForGrowth”) and (ii) 4,648,025 Ordinary Shares beneficially owned by Forbion Growth Opportunities Fund I Coöperatief U.A. (“Forbion Growth I”) through ForGrowth. ForGrowth is a joint-investment vehicle wholly owned by Forbion IV and Forbion Growth I. Forbion Growth Management B.V. may be deemed to have voting and dispositive power over the Ordinary Shares beneficially owned by Forbion Growth I. Forbion IV Management B.V. may be deemed to have voting and dispositive power over the Ordinary Shares beneficially owned by Forbion IV. The information herein is based solely on the Schedule 13D/A filed by the holders on September 30, 2025. The address for the Forbion entities is Gooimeer 2-35, 1411 DC Naarden, the Netherlands.
(17)
Consists of (i) 297,557 Ordinary Shares held by BCLS II Investco, LP (“BCLS II Investco”), (ii) 5,376,356 Ordinary Shares held by BCLS Fund III Investments, LP (“BCLS Fund III”), (iii) Warrants to purchase 89,142 Ordinary Shares held by Bain Capital Life Sciences Fund II, L.P. (“BCLS Fund II”), (iv) Warrants to purchase 10,857 Ordinary Shares held by BCIP Life Sciences Associates, LP (“BCIPLS”), (v) 1,257,141 Ordinary Shares issuable upon exercise of a pre-funded warrant (the “Pre-Funded Warrant”) held by Bain Capital Life Sciences Opportunities III LP (“BCLS Fund III Opportunities”), and (vi) 375,512 Ordinary Shares issuable upon exercise of a Pre-Funded Warrant held by BCLS II Equity Opportunities, LP (“BCLS Fund II Opportunities,” and, together with BCLS Fund III Opportunities, BCIPLS, BCLS II Investco, BCLS Fund III and BCLS Fund II, the “Bain Capital Life Sciences Entities”).

Bain Capital Life Sciences Investors, LLC (“BCLSI”) (a) is the manager of Bain Capital Life Sciences Investors II, LLC, which is the general partner of BCLS Fund II, which is the managing member of BCLS II Investco (GP), LLC, which is the general partner of BCLS II Investco, (b) is the manager of Bain Capital Life Sciences III General Partner, LLC, which is the general partner of Bain Capital Life Sciences Fund III, L.P. (“BCLS III”), which is the managing member of BCLS Fund III Investments GP, LLC, which is the general partner of BCLS Fund III, and (c) governs the investment strategy and decision-making process with respect to investments held by BCIPLS. BCLS Fund II is the manager of BCLS II Equity Opportunities GP, LLC, which is the general partner of BCLS Fund II Opportunities, and BCLS III is the sole member of Bain Capital Lift Sciences Opportunities III GP, LLC, which is the general partner of BCLS Fund III Opportunities As a result, BCLSI may be deemed to share voting and dispositive power with respect to the securities held by the Bain Capital Life Sciences Entities. The address of the Bain Capital Life Sciences entities is c/o Bain Capital Life Sciences, LP, 200 Clarendon Street, Boston, MA 02116. The information herein is based solely on the Schedule 13D/A filed by certain of Bain Capital Life Sciences Entities on December 04, 2025.

(18)
Consists of 4,675,619 Ordinary Shares and 2,302,915 Ordinary Shares owned by Viking Global Opportunities Illiquid Investments Sub-Master LP (“VGOP”) and Viking Global Opportunities Drawdown (Aggregator) LP (“VGOD”), respectively. Viking Global Investors LP (“VGI”) provides managerial services to VGOP and VGOD and has the authority to dispose of and vote the Ordinary Shares that VGOP and VGOD directly own to and as a result may be deemed to beneficially own the Ordinary Shares that VGOP and VGOD directly. Viking Global Opportunities Parent GP LLC (“Opportunities Parent”) is the sole member of Viking Global Opportunities GP LLC (“Opportunities GP”), which has the authority to dispose of and vote the Ordinary Shares controlled by Viking Global Opportunities Portfolio GP LLC (“Opportunities Portfolio GP”) (which consists of the Ordinary Shares that VGOP directly owns) and is the sole member of Viking Global Opportunities Drawdown GP LLC (“VGOD GP”), which has the authority to dispose of and vote the Ordinary Shares controlled by Viking Global Opportunities Drawdown Portfolio GP LLC (“VGOD Portfolio GP”) (which consists of the Ordinary Shares that VGOD directly owns). Opportunities Parent does not directly own any Ordinary Shares. Opportunities GP serves as the sole member of Opportunities Portfolio GP and has the authority to dispose of and vote the Ordinary Shares controlled by Opportunities Portfolio GP. Opportunities Portfolio GP serves as the general partner of VGOP and has the authority to dispose of and vote the Ordinary Shares that VGOP directly owns. VGOD GP serves as the sole member of VGOD Portfolio GP and has the authority to dispose of and vote the Ordinary Shares controlled by VGOD Portfolio GP. VGOD Portfolio GP serves as the general partner of VGOD and has the authority to dispose of and vote the Ordinary Shares that VGOD directly owns. O. Andreas Halvorsen, David C. Ott and Rose S. Shabet, as Executive Committee Members of Viking Global Partners LLC (general partner of VGI) and Opportunities Parent, have shared authority to dispose of and vote the Ordinary Shares beneficially owned by VGI and Opportunities Parent. None of Mr. Halvorsen, Mr. Ott and Ms. Shabet directly owns any Ordinary Shares. Each of Mr. Halvorsen, Mr. Ott and Ms. Shabet may be deemed to beneficially own the Ordinary Shares that VGOP and VGOD directly own. The business address of the persons and entities set forth herein is 600 Washington Boulevard, Floor 11, Stamford, Connecticut 06901. The information herein is based solely on the Schedule 13G/A filed by VGI, Opportunities Parent, Opportunities GP, Opportunities Portfolio GP, VGOP, VGOD GP, VGOD Portfolio GP, VGOD, Mr. Halvorsen, Mr. Ott and Ms. Shabet on February 14, 2025.
(19)
Consists of 6,412,984 Ordinary Shares. The address of FMR LLC is 245 Summer Street, Boston, MA 02210. The information herein is based solely on the Schedule 13G filed by FMR LLC on February 5, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independence of the Board of Directors

The Nomination and Corporate Governance Committee of our Board of Directors (the “Nominating and Corporate Governance Committee”) and Board of Directors have undertaken a review of the independence of our directors and considered whether any director has a relationship that, in the opinion of such committee or the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a member of the Board of Directors. Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that all of our directors, other than Dr. Davidson and Dr. Kastelein, are “independent directors,” as such term is defined in Nasdaq Listing Rule 5605(a)(2). In making these determinations, the Board of Directors considered the current and prior relationships that each director has with the Company and all other facts and circumstances that the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director and, to the extent applicable, any affiliation the director has with any known beneficial holder of more than 5% of our outstanding Ordinary Shares.

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

In addition, under Dutch law and the Articles of Association, our directors may not take part in any discussion or decision-making that involves a subject or transaction in relation to which he or she has a direct or indirect personal conflict of interest with us. Such a conflict of interest would generally arise if the director concerned is unable to serve our interests and the business connected with us with the required level of integrity and objectivity due to the existence of the conflicting personal interest. The Articles of Association provide that if as a result of conflicts of interests no resolution of the Board of Directors can be adopted, the resolution may nonetheless be adopted by the Board of Directors as if none of our directors had a conflict of interest. In that latter case, each of our directors is entitled to participate in the discussion and decision-making process and to cast a vote.

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

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents the aggregate fees billed by Deloitte Accountants B.V. for the years ended December 31, 2025 and 2024.

	For the Years Ended December 31,
(In thousands of USD)	2025	2024
Audit Fees	1,071	1,433
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	1,071	1,433

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

4.4	Description of Share Capital and Articles of Association (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2025).
10.1	Form of Subscription Agreement (incorporated by reference to Annex C to the Registration Statement on Form F-4 (File No. 333-266510), filed with the SEC on October 13, 2022).
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

10.7+	NewAmsterdam Pharma Company N.V. Inducement Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2025).
10.8+	NewAmsterdam Pharma Company N.V. Form of Award Agreement for Option Grants under Long-term Incentive Plan, Supplementary Long-term Incentive Plan, and Inducement Plan.

10.9+	NewAmsterdam Pharma Company N.V. Form of Award Agreement for Restricted Share Unit Grants under Long-term Incentive Plan and Inducement Plan.
10.10+

Employment Agreement, dated January 25, 2023, between NewAmsterdam Pharma Corporation and Michael Davidson (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024).

10.11+

Employment Agreement, dated July 1, 2025, between NewAmsterdam Pharma B.V. and Dr. John Kastelein (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-Q, filed with the SEC on August 6, 2025).

10.12+

Employment Agreement, dated October 6, 2023, between NewAmsterdam Pharma Corporation and Ian Somaiya (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024).

10.13+	Employment Agreement, dated July 1, 2025, between NewAmsterdam Pharma B.V. and Louise Kooij.
10.14+

Employment Agreement, dated January 24, 2023, between NewAmsterdam Pharma Corporation and Douglas Kling (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2025).

10.15+	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on December 13, 2024).
10.16+	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on February 15, 2024).
10.17†

License Agreement, dated June 23, 2022, between A. Menarini International Licensing S.A. and NewAmsterdam Pharma B.V. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form F-4/A (File No. 333-266510), filed with the SEC on September 13, 2022).

10.18†

Amendment to License Agreement, dated January 15, 2024, between NewAmsterdam Pharma B.V. and A. Menarini International Licensing S.A. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2025)

10.19†

Supply Agreement, dated August 12, 2025, between A. Menarini International Licensing S.A. and NewAmsterdam Pharma B.V. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2025).

19.1	Insider Trading Policy of the Company.
21.1	List of Subsidiaries.
23.1	Consent of Deloitte Accountant B.V., independent registered public accounting firm.
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

NewAmsterdam Pharma Company N.V.

Date: February 18, 2026	By:	/s/ Michael Davidson
Michael Davidson, M.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 18, 2026	By:	/s/ Ian Somaiya
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

Signature	Title	Date
/s/ Michael Davidson
Dr. Michael Davidson	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2026
/s/ Ian Somaiya
Ian Somaiya	Chief Financial Officer (Principal Financial Officer)	February 18, 2026
/s/ Louise Kooij
Louise Kooij	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
/s/ William H. Lewis
William H. Lewis	Chairman of the Board of Directors	February 18, 2026
/s/ Adele Gulfo
Adele Gulfo	Director	February 18, 2026
/s/ Wouter Joustra
Wouter Joustra	Director	February 18, 2026
/s/ John Kastelein
Dr. John Kastelein	Chief Scientific Officer and Director	February 18, 2026
/s/ Louis Lange
Dr. Louis Lange	Director	February 18, 2026
/s/ Mark C. McKenna
Mark C. McKenna	Director	February 18, 2026
/s/ John W. Smither
John W. Smither	Director	February 18, 2026
/s/ James N. Topper
Dr. James N. Topper	Director	February 18, 2026
/s/ Janneke van der Kamp
Janneke van der Kamp	Director	February 18, 2026

NewAmsterdam Pharma Company N.V.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NewAmsterdam Pharma Company N.V.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of NewAmsterdam Pharma Company N.V. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related Consolidated Statements of Operations and Comprehensive Loss, Shareholders’ Equity and Cash Flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the research and development accruals and prepayments included the following, among others:

•
Testing the effectiveness of controls over the recording of research and development accruals and prepayments, including management’s controls over tracking the progress of clinical trials.

•
Evaluating the Company’s process, methodology, and significant assumptions made in estimating the value of expenses incurred for which the invoice had not been received and the payments made for which underlying procedures had not been carried out.
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
•
Performing inquiries with Company personnel outside of the finance department who are responsible for overseeing the activities performed by the Company’s contracted third-party vendors.

/s/ Deloitte Accountants B.V.

Eindhoven, The Netherlands

February 18, 2026

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of NewAmsterdam Pharma Company N.V.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NewAmsterdam Pharma Company N.V. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte Accountants B.V.

Eindhoven, The Netherlands

February 18, 2026

NewAmsterdam Pharma Company N.V.

Consolidated Balance Sheets

	As at December 31,
	2025	2024
(In thousands of USD)
Assets
Current assets:
Cash and cash equivalents	490,002	771,743
Prepayments and other receivables	38,138	24,272
Employee receivables	—	4,951
Marketable securities, current	146,239	62,447
Restricted cash	1,321	—
Total current assets	675,700	863,413
Marketable securities, net of current portion	92,609	—
Property, plant and equipment, net	383	242
Operating right of use asset	185	431
Intangible assets	407	534
Total assets	769,284	864,620
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	8,970	4,744
Accrued expenses and other current liabilities	15,422	13,608
Deferred revenue, current	3,987	6,008
Lease liability, current	136	246
Derivative earnout liability, current	—	44,798
Derivative warrant liabilities	57,272	37,514
Total current liabilities	85,787	106,918
Lease liability, net of current portion	66	202
Total liabilities	85,853	107,120
Commitments and contingencies (Note 13)
Shareholders' Equity:
Ordinary shares, €0.12 par value; 400,000,000 shares authorized; 114,399,326 and 108,064,340 shares issued and outstanding at December 31, 2025 and 2024, respectively	14,278	13,444
Additional paid-in capital	1,426,750	1,298,160
Accumulated loss	(762,390)	(558,571)
Accumulated other comprehensive income	4,793	4,467
Total shareholders' equity	683,431	757,500
Total liabilities and shareholders' equity	769,284	864,620

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31,
	2025	2024	2023
(In thousands of USD, except per share amounts)
Revenue	22,503	45,563	14,090
Operating expenses:
Research and development expenses	141,832	151,406	159,424
Selling, general and administrative expenses	106,354	70,446	37,633
Total operating expenses	248,186	221,852	197,057
Operating loss	(225,683)	(176,289)	(182,967)
Other income (expense):
Interest income	27,592	16,881	11,283
Fair value change – earnout	3,992	(37,010)	(266)
Fair value change – warrants	(22,775)	(38,583)	(10,018)
Foreign exchange gains/(losses)	13,055	(6,598)	5,058
Loss before tax	(203,819)	(241,599)	(176,910)
Income tax expense (benefit)	—	(1)	27
Loss for the year	(203,819)	(241,598)	(176,937)
Other comprehensive income/(loss)
Unrealized gain on available-for-sale securities, net of tax	326	45	—
Total comprehensive loss for the year, net of tax	(203,493)	(241,553)	(176,937)
Net loss per ordinary share
Basic and diluted	$(1.72)	$(2.56)	$(2.15)

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Consolidated Statements of Shareholders' Equity

(In thousands of USD, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated Loss	Accumulated other comprehensive income (loss)	Total Shareholders' Equity
Opening balance at January 1, 2023	81,559,780	10,055	555,625	(140,036)	4,422	430,066
Exercise of warrants	749,741	97	10,116	—	—	10,213
Exercise of stock options	160,247	21	269	—	—	290
Share-based compensation	-	-	24,761	—	—	24,761
Total loss and comprehensive loss for the year	-	—	—	(176,937)	—	(176,937)
As at December 31, 2023	82,469,768	10,173	590,771	(316,973)	4,422	288,393
February 2024 Issuance of Ordinary Shares and Pre-Funded Warrants, net of issuance costs	5,871,909	759	189,206	—	—	189,965
December 2024 Issuance of Ordinary Shares and Pre-Funded Warrants, net of issuance costs	14,667,347	1,851	451,564	—	—	453,415
Exercise of Pre-Funded Warrants	2,105,248	279	(279)	—	—	—
Exercise of warrants	1,288,790	168	27,673	—	—	27,841
Exercise of stock options	1,661,278	214	5,496	—	—	5,710
Share-based compensation	—	—	33,729	—	—	33,729
Total loss and comprehensive loss for the year	—	—	—	(241,598)	45	(241,553)
As at December 31, 2024	108,064,340	13,444	1,298,160	(558,571)	4,467	757,500
Issuance of Earnout Shares	1,743,136	226	40,581	—	—	40,807
Exercise of Pre-Funded Warrants	1,293,938	162	(162)	—	—	-
Exercise of warrants	142,477	19	4,636	—	—	4,655
Exercise of stock options	3,012,434	408	24,129	—	—	24,537
Vesting of RSUs	143,001	19	(19)	—	—	-
Share-based compensation	—	—	59,425	—	—	59,425
Total loss and comprehensive loss for the year	—	—	—	(203,819)	326	(203,493)
As at December 31, 2025	114,399,326	14,278	1,426,750	(762,390)	4,793	683,431

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2025	2024	2023
(In thousands of USD)
Operating activities:
Loss for the year	(203,819)	(241,598)	(176,937)
Non-cash adjustments to reconcile loss for the year to net cash flows:
Depreciation and amortization	220	113	49
Non-cash rent expense	—	12	6
Fair value change - derivative earnout and warrants	18,783	75,593	10,284
Loss on disposal of property, plant and equipment	12	—	—
Foreign exchange (gains)/losses	(13,055)	6,598	(5,058)
Amortization of premium/discount on available-for-sale debt securities	(1,405)	(227)	—
Share-based compensation	59,425	33,619	24,572
Changes in working capital:
Changes in prepayments (current and non-current) and other receivables	(13,280)	(17,459)	4,031
Changes in accounts payable	4,909	(12,948)	5,070
Changes in accrued expenses and other current liabilities	2,448	1,686	5,470
Changes in deferred revenue	(2,021)	(3,953)	(8,705)
Net cash used in operating activities	(147,783)	(158,564)	(141,218)
Investing activities:
Purchase of property, plant and equipment, including internal use software	(246)	(672)	(24)
Maturities of marketable securities	122,063	—	—
Purchases of marketable securities	(296,733)	(62,176)	—
Net cash used in investing activities	(174,916)	(62,848)	(24)
Financing activities:
Proceeds from February 2024 offering of Ordinary Shares and Pre-Funded Warrants	—	190,481	—
Transaction costs on February 2024 issue of Ordinary Shares and Pre-Funded Warrants	—	(515)	—
Proceeds from December 2024 offering of Ordinary Shares and Pre-Funded Warrants	—	455,026	—
Transaction costs on December 2024 issue of Ordinary Shares and Pre-Funded Warrants	(1,586)	(25)	—
Proceeds from exercise of warrants	1,638	13,761	8,622
Proceeds from exercise of options	29,468	1,768	290
Payment of withholding taxes related to net share settlement of exercised options	—	(989)	—
Net cash provided by financing activities	29,520	659,507	8,912
Net change in cash, cash equivalents and restricted cash	(293,179)	438,095	(132,330)
Foreign exchange differences	12,759	(6,802)	5,052
Cash, cash equivalents and restricted cash at the beginning of the year	771,743	340,450	467,728
Cash, cash equivalents and restricted cash at the end of the year	491,323	771,743	340,450
Noncash financing and investing activities
Recognition of ROU asset	—	562	—
Issuance of earnout shares	40,807	—	—
Supplemental cash flow disclosures
Cash paid for income taxes	—	1	27

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	490,002	771,743	340,450
Restricted cash	1,321	—	—
	491,323	771,743	340,450

See notes to consolidated financial statements

NewAmsterdam Pharma Company N.V.

Notes to Consolidated Financial Statements

Note 1. The Company

NewAmsterdam Pharma Company N.V. (“NewAmsterdam Pharma” or the “Company”) is a late-stage biopharmaceutical company whose mission is to improve patient care in populations with cardio-metabolic diseases where currently approved therapies have not been adequate or well-tolerated. The Company was incorporated in the Netherlands as a Dutch private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the name NewAmsterdam Pharma Company B.V. on June 10, 2022. On November 21, 2022, the Company’s corporate form was converted to a Dutch public limited liability company (naamloze vennootschap) and its name was changed to NewAmsterdam Pharma Company N.V. The Company’s ordinary shares, nominal value €0.12 per share (the "Ordinary Shares") are listed on the Nasdaq Global Market and trade under the symbol “NAMS.”

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

Going Concern

The Company has incurred net operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $762.4 million as of December 31, 2025. As of December 31, 2025 the Company had cash, cash equivalents and marketable securities of $728.9 million. Management believes that the existing financial resources are sufficient to continue operating activities for at least the twelve-month period following the issuance of these consolidated financial statements.

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

The Company estimates that the carrying amounts of the cash and cash equivalents, prepayments and other receivables, other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values.

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

Marketable Securities

Marketable securities consist of investments in U.S. government and U.S. government agency obligations that are classified as available-for-sale. Marketable securities are classified as current if their expected maturity is within one year of the balance sheet date and non-current if their maturity is beyond one year of the balance sheet date.

The Company adjusts the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. The Company includes such amortization and accretion as a component of interest income, net based on the effective interest method. Realized gains and losses and declines in value, if any, that the Company judges to be the result of impairment or as a result of recognizing an allowance for credit losses on available-for-sale securities are reported as a component of interest income, net. To determine whether an impairment exists, the Company considers whether it intends to sell the debt security and, if the Company does not intend to sell the debt security, it considers available evidence to assess whether it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. During the years ended December 31, 2025 and 2024, the Company determined it did not have any securities that were other-than-temporarily impaired. Prior to 2024, the Company held no marketable securities.

Marketable securities are stated at fair value, excluding accrued interest, with their unrealized gains and losses included as a component of accumulated other comprehensive income or loss, which is a separate component of stockholders’ equity. During the years ended December 31, 2025, 2024 and 2023, the Company did not have any realized gains or losses on marketable securities.

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

The Company has entered into License and Supply agreements with customers. Upon entering into these agreements, the Company performs an analysis to identify the performance obligations. Where an agreement comprises several promises, it must be assessed whether these promises are capable of being distinct within the context of the contract. Promised goods or services are considered distinct when: (i) the customer can benefit from the good or service on its own or together with other readily available resources, and (ii) the promised good or service is separately identifiable from other promises in the contract.

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

Revenue is recognized when the customer obtains control of the goods and/or services as provided in the agreements. The control can be transferred over time or at a point in time – which results in the recognition of revenue over time or at a point in time. Consideration received in advance of satisfying the related performance obligations is recorded as deferred revenue until those obligations are fulfilled.

License Agreements:

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

The Company will recognize royalty revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied)

Supply Agreements:

Revenue is made pursuant to purchase orders and is recognized at a point in time when the control of the product has been transferred to the customer which aligns with shipping terms. In the normal course of business, the Company does not accept product returns and does not provide customers with the right to a refund.

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

The Company receives government incentives intended to support its research and development activities. These incentives are administered through payroll tax programs that reduce the amount of wage‑related taxes owed. Benefits received under these programs are recorded as a reduction of research and development expenses in the period in which they are realized. As of December 31, 2025, the Company had no unfulfilled conditions or contingencies related to these incentives.

Selling, General and Administrative Expenses

Expenses are recognized on the accrual basis when incurred.

Personnel Expenses

Wages and salaries, social security contributions, payroll taxes, bonuses, employee benefits and other personnel-related expenses are recognized on the accrual basis in which the employee provides the associated services or as costs are incurred.

The Company’s pension plans are classified as defined contribution plans, and, accordingly, no pension obligations are recognized in the balance sheet. Costs relating to defined contribution plans are included in the statement of operations and comprehensive loss in the period in which they are incurred, and outstanding contributions are included in trade and other payables.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718 – Compensation – Stock Compensation (“ASC 718”). Share-based compensation is measured based on the grant date fair value of the equity awards using the Black-Scholes option pricing model. Share-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards. Forfeitures and modifications are accounted for as they occur. The Company classifies share-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified.

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

In July 2025, the FASB issued ASU-2025-05, "Financial Instruments—Credit Losses (Topic 326)" which require entities to enhance the measurement of credit losses for accounts receivables and contract assets. The guidance is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU-2025-06, "Intangibles—Goodwill and Other—Internal-use software (Subtopic 350-40)" which modernizes the accounting for software costs under Subtopic 350-40. The guidance is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU-2025-10, "Government Grants (Topic 832)" which establishes authoritative guidance on the accounting for government grants received by business entities. The guidance is effective for annual periods beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

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

Following the Merger, upon the achievement of a certain clinical development milestone, the Company will issue to the Participating Shareholders, Amgen, MTPC and holders of options to purchase shares of NewAmsterdam Pharma Holding B.V. prior to the closing of the Business Combination, who were directors, officers, employees or consultants of NewAmsterdam Pharma as of the date of the Business Combination Agreement and who are at the time of achievement of such milestone still providing services to the Company (the “Participating Optionholders”), 1,886,137 additional Ordinary Shares (the “Earnout Shares”), which in the case of the Participating Optionholders will take the form of awards of restricted stock units (the “Earnout RSUs”). In March 2025, it was determined that the earnout milestone triggering event set forth in the Business Combination Agreement had occurred and, as a result, a total of 1,743,136 Earnout Shares and 143,001 Earnout RSUs were issued to Participating Shareholders and Participating Optionholders, respectively.

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

Menarini License Agreement

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

In 2022, at contract inception, the Company allocated $98.6 million to the license performance obligation which was immediately recognized as revenue in its consolidated statement of operations and comprehensive loss and $22.3 million to the R&D performance obligation, which was initially recognized as deferred revenue in the consolidated balance sheet. The revenue related to the R&D performance obligation is recognized over time as costs are incurred in connection with fulfilling the obligation. At each reporting date the Company reviews the total costs incurred to date and the total expected costs necessary to fulfill the R&D performance obligation. Revenue related to the R&D performance obligation is recognized based upon the percentage of total costs expected costs incurred to date based upon the latest information available to management. During the year ended December 31, 2025 it was determined that the R&D performance obligation was satisfied in full and, as such, all of the deferred revenue on the consolidated balance sheet as of January 1, 2025 has been recognized as revenue during the year.

The Menarini License also provides for certain milestone payments from Menarini to the Company upon the achievement of specified development, regulatory and commercial milestones linked to the enhanced value of the license performance obligation. More specifically, the Company is eligible to receive up to an additional €863 million upon the achievement of various clinical, regulatory and commercial milestones, €30 million of which has been received as of December 31, 2025. These milestones are contingent payments that represent variable consideration that are not initially recognized within the transaction price, due to the scientific uncertainties around the continued development and commercialization of the Licensed Products based on the success of clinical trials. At the end of each reporting period, the Company assessed the probability of significant reversals for any amounts that became likely to be realized prior to recognizing the variable consideration associated with these payments within the transaction price.

In the years ended December 31, 2025, 2024 and 2023 the Company recognized revenues of nil, $27.3 million and $5.4 million, respectively, related to the achievement of clinical milestones. Revenues related to the achievement of milestones under the Menarini License are attributed to the license performance obligation and are recognized when the milestone is achieved.

Additionally, in partial contribution to our costs of development of the Licensed Products, Menarini may pay us €27.5 million, payable in two equal annual installments. These development cost contributions are considered to be linked to the R&D performance obligation. Due to the scientific uncertainties around the commercialization of the Licensed Products based on the success of clinical trials, which is not within the control of the Company, the fixed €27.5 million was considered constrained at contract inception and was not initially recognized within the transaction price until it became highly probable of no significant revenue reversal.

As of December 31, 2025, both installments had been determined to be probable to be realized with no significant reversals. As such, the full €27.5 million is included in the transaction price and, based on the percentage of completion of the R&D performance obligation, as described above, has been fully recognized as revenue.

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

The transaction price is contractually fixed at a markup of the actual cost of goods sold. Due to the cost-based nature of the agreement, the pricing structure includes a variable component which is measured using the expected value method. At each reporting period end, the Company updates its estimate of the transaction price using actual cost data and forecasted expenses. The Company considers the variable consideration constraint under ASC 606 to ensure that it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company will invoice the customer upon the acceptance of purchase orders and is not adjusted for a significant financing component as the period between the transfer of goods and payment is less than one year. Consideration received prior to the satisfaction of performance obligations are deferred until the date of satisfaction. The Company states revenues net of any taxes collected from customers that are required to be remitted to various government agencies. The amount of taxes collected from customers and payable to governmental entities is included on the balance sheet as part of accrued expenses and other current liabilities.

To date, the Menarini License and the Menarini Supply Agreement have been the only sources of revenue to the Company and all such revenues derive from Italy.

Revenue consisted of the following:

	Year ended December 31,
(In thousands of USD)	2025	2024	2023
License revenue attributed from license performance obligation	—	27,325	5,385
License revenue attributed from R&D performance obligation	22,123	18,238	8,705
Supply Revenue	380	—	—
Total revenue	22,503	45,563	14,090

The following table presents changes in the balance of the Company’s deferred revenue:

(In thousands of USD)	2025	2024
Beginning balance on January 1	6,008	9,961
Addition of deferred revenue during the period	3,987	2,412
Revenue recognized during the period	(6,008)	(6,365)
Ending balance on December 31	3,987	6,008

Note 5. Cash, cash equivalents and marketable securities

A summary of cash, cash equivalents and marketable securities held by the Company as at December 31, 2025 and 2024 is as follows:

	As at December 31, 2025
(In thousands of USD)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	219,394	—	—	219,394
Money market funds (Level 1)	270,608	—	—	270,608
Total cash and cash equivalents	490,002	—	—	490,002
Marketable securities
US government securities due within one year (Level 1)	138,083	206	—	138,289
US government agency securities due within one year (Level 2)	7,946	5	(1)	7,950
US government securities due between one and two years (Level 1)	70,701	131	(2)	70,830
US government agency securities due between one and two years (Level 2)	21,747	33	(1)	21,779
Total marketable securities	238,477	375	(4)	238,848

	As at December 31, 2024
(In thousands of USD)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	733,826	—	—	733,826
Money market funds (Level 1)	25,444	—	—	25,444
US government agency securities (Level 2)	12,473	—	—	12,473
Total cash and cash equivalents	771,743	—	—	771,743
Marketable securities
US government securities due within one year (Level 1)	37,711	34	—	37,745
US government agency securities due within one year (Level 2)	24,691	11	—	24,702
Total marketable securities	62,402	45	—	62,447

Note 6. Fair Value Measurements

As at December 31, 2025 and 2024, the Company’s financial liabilities recognized at fair value on a recurring basis consisted of the following:

	As at December 31, 2025
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	53,431	—	—	53,431
Derivative warrant liability (Private Placement Warrants)	—	3,841	—	3,841
Derivative earnout liability	—	—	—	—
Total financial liabilities	53,431	3,841	—	57,272

	As at December 31, 2024
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	35,134	—	—	35,134
Derivative warrant liability (Private Placement Warrants)	—	2,380	—	2,380
Derivative earnout liability	—	—	44,798	44,798
Total financial liabilities	35,134	2,380	44,798	82,312

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

	At settlement	December 31, 2024
Share value (USD)	23.41	25.70
Probability of milestone completion	100%	100%
Dividend yield	0%	0%
Strike price (USD)	0.00	0.00

As management's judgment of the probability of milestone completion remained constant, the change in fair value resulted from the Company’s price per share between valuation dates.

The following table presents a reconciliation of the earnout liability measured on a recurring basis using Level 3 inputs as of December 31, 2025 and 2024:

Balance on December 31, 2023	7,788
Change in fair value recognized through earnings	37,010
Balance on December 31, 2024	44,798

Balance on December 31, 2024	44,798
Change in fair value recognized through earnings	(3,992)
Settlement of derivative earnout liability upon achievement of milestone	(40,806)
Balance on December 31, 2025	—

In March 2025, it was determined that the earnout milestone triggering event set forth in the Business Combination Agreement had occurred. As a result, the derivative earnout liability was settled in full, with a total of 1,743,136 Ordinary Shares issued in accordance with the terms of the Business Combination Agreement.

Note 7. Prepayments and Other Receivables

Prepayments and other receivables consisted of the following:

	As at December 31,
(In thousands of USD)	2025	2024
Prepaid research and development costs	13,149	5,704
Other prepaid expenses	1,837	2,214
License fee receivable	16,156	14,285
Value added tax receivable	231	321
Other receivables	6,765	1,748
Total prepayments and other receivables	38,138	24,272

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As at December 31,
(in thousands of USD)	2025	2024
Accrued research and development materials and services	4,322	2,069
Accrued compensation and benefits	9,355	8,721
Accrued professional fees and other	1,745	2,818
Total accrued expenses and other current liabilities	15,422	13,608

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

On February 16, 2024, the Company completed an underwritten public offering (the “February 2024 Offering”) of 5,871,909 Ordinary Shares at a public offering price of $19.00 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase 4,736,841 Ordinary Shares at a public offering price of $18.9999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares, less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 5,871,909 Ordinary Shares issued and sold in the February 2024 Offering, 1,383,750 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The net proceeds to the Company from the February 2024 Offering were $190.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of December 31, 2025 a total of 2,105,263 of the Pre-Funded Warrants issued in connection with the February 2024 Offering have been exercised, resulting in the issuance of 2,105,248 Ordinary Shares.

December 2024 Follow-on Offering

On December 13, 2024, the Company completed an underwritten public offering (the “December 2024 Offering”) of 14,667,347 Ordinary Shares at a public offering price of $24.50 per Ordinary Share and, in lieu of Ordinary Shares to certain investors, Pre-Funded Warrants to purchase 4,882,653 Ordinary Shares at a public offering price of $24.4999 per Pre-Funded Warrant, which represents the per share public offering price for the Ordinary Shares, less the $0.0001 per share exercise price for each such Pre-Funded Warrant. Of the 14,667,347 Ordinary Shares issued and sold in the December 2024 Offering, 2,550,000 Ordinary Shares were issued and sold pursuant to the exercise of the underwriters’ option to purchase additional Ordinary Shares at the public offering price per share. The net proceeds to the Company from the December 2024 Offering were $453.4 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. As of December 31, 2025 a total of 1,293,944 of the Pre-Funded Warrants issued in connection with the December 2024 Offering have been exercised, resulting in the issuance of 1,293,938 Ordinary Shares.

At-the-Market Offering

On August 9, 2024, the Company entered into an amended and restated sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which the Company may issue and sell from time to time up to $250 million of its Ordinary Shares through or to TD Cowen as the Company's sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to

3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the year ended December 31, 2025, the Company did not sell any Ordinary Shares pursuant to the Sales Agreement.

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

As of December 31, 2025 and 2024 only Ordinary Shares were outstanding or authorized.

Note 10. Share-Based Compensation

The Company has four Share-based payment plans and one restricted share award in place as at December 31, 2025:

•
The Company’s Long-Term Incentive Plan (the “Plan”);
•
The Company’s Supplementary Long-Term Incentive Plan (the “Supplementary Plan”);
•
The Company’s Rollover Option Plan (the “Rollover Plan,”);
•
The Company’s Inducement Plan (the “Inducement Plan,” together with the Plan, the Supplementary Plan and the Rollover Plan, the “Plans”); and
•
Chief Executive Officer Restricted Share Award.

Long Term Incentive Plans

The Plans are equity-settled, and the Company may grant various forms of equity awards, including the granting of options to purchase Ordinary Shares (“Company Options”) and restricted share units (“RSUs”), pursuant to the Plans. In total, as of December 31, 2025 a maximum of 28,435,355 Ordinary Shares may be reserved for issuance pursuant to the Plans. The number of Ordinary Shares reserved for grant under the Plan will increase annually on January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Board of Directors.

The contractual term is 10 years from grant date for options granted under the Plans. In general, each Company Option granted in 2025 has a four-year vesting period with 25% vesting after one year and the remaining 75% vesting in equal monthly installments over the next following three years.

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

The changes for the year ended December 31, 2025 in the number of Company Options outstanding related to Ordinary Shares and their related weighted average exercise prices are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of USD)
Outstanding as at December 31, 2024	19,029,056	$10.04
Granted	4,789,058	$24.56
Exercised	(3,012,434)	$8.18
Forfeited	(180,312)	$20.43
Outstanding as at December 31, 2025	20,625,368	$13.62	7.6	442,893
Options exercisable as at December 31, 2025	10,083,846	$9.40	7.0	258,989

The weighted average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $12.66, $6.70 and $4.70 per option for options granted during the years ended December 31, 2025, 2024 and 2023, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $59.9 million, $27.2 million and $1.7 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Year ended December 31,
	2025	2024	2023
Expected term (years)	6.1	6.1	6.1
Risk-free interest rate	4.3%	3.9%	4.1%
Expected volatility	47.7%	41.8%	38.1%
Expected dividend yield	0.0%	0.0%	0.0%

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

Expected Volatility

Since the Company was privately held through November 2022, it alone does not have sufficient relevant company-specific historical data to support its expected volatility alone. Prior to 2024, due to the insufficiency of historical volatility data on the Company’s own securities, the expected volatility input was determined using comparable companies alone. Beginning on January 1, 2024 expected volatility input was determined using a weighted average calculation considering the volatility of the Company’s own securities and the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Initially, the volatility of the Company’s Ordinary Shares is assigned a weighting of 10%. This weighting will be increased by 5% per calendar quarter (i.e. 45% in Q4 2025), until the expected volatility input is based entirely on the historical volatility of the Company’s Ordinary Shares. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Risk-Free Interest Rate

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option.

Expected Dividend Yield

The expected dividend yield is zero as the Company currently has no history or expectation of declaring dividends on its ordinary shares.

Restricted Share Units (“RSUs”)

As at December 31, 2024, the Company had allocated 143,002 Earnout Shares to be granted to Participating Optionholders if and when a certain clinical development milestone is achieved during the earnout period. In March 2025, it was determined that the earnout milestone triggering event set forth in the Business Combination Agreement had occurred and, as a result, Earnout Shares were delivered in the form of awards of RSUs (the “Earnout RSUs”) granted pursuant to the LTIP Plan to such Participating Optionholders who were, at the time of achievement of such milestone, still providing services to the Company. In total, 143,001 Earnout RSUs were granted, all of which have vested. Though the Earnout RSUs were only legally granted upon the achievement of the milestone triggering event, in accordance with ASC 718, the Company determined the grant date of such Earnout RSUs to be November 22, 2022 for accounting purposes and began recognizing the associated share-based compensation expenses once the milestone was deemed probable to occur.

The changes for the year ended December 31, 2025 in the number of RSUs outstanding are as follows:

	Number of RSUs	Weighted average fair value per share
Outstanding as at December 31, 2024	143,002	$9.84
Granted	738,444	$25.29
Vested	(143,001)	$9.84
Forfeited/Cancelled	(10,162)	$25.96
Outstanding as at December 31, 2025	728,283	$25.28

The following summarizes the share-based payment expensed recognized by type of award and line-item:

	Year ended December 31,
(in thousands of USD)	2025	2024	2023
Share-based compensation expense by type of award
Share options	48,615	32,363	24,572
Restricted share units	10,810	1,256	—
Total share-based compensation expense	59,425	33,619	24,572
Share-based compensation expense by line-item
Research and development expenses	19,567	13,306	14,521
Selling, general and administrative expenses	39,858	20,313	10,051
Total share-based compensation expense	59,425	33,619	24,572

As of December 31, 2025, there was $37.3 million and $7.8 million of unrecognized compensation cost related to Company Options and RSUs that have not yet vested, respectively. These costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years and 2.1 years for the Company Options and the RSUs, respectively.

Note 11. Segment Information

The Company has one operating segment and, therefore, one reportable segment, which comprises the discovery, development and commercialization of transformative therapies for cardio-metabolic diseases.

To date the Menarini License and the Menarini Supply Agreement have been the only source of revenue to the Company and all such revenues derive from Italy. The nature of the revenues are described in detail in Note 4 - Revenue.

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

The following table presents the adjusted loss before taxes for the Company's single segment for each of the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(In thousands of USD)	2025	2024	2023
Revenue	22,503	45,563	14,090
Interest income	27,592	16,881	11,283
Less:
Personnel expense	40,788	33,391	14,475
External R&D expense	85,845	108,012	109,820
Manufacturing expense	23,301	17,188	27,430
Regulatory expense	3,679	2,186	1,297
Commercial programs	19,296	12,719	3,025
General and administrative expense	15,374	14,438	16,323
Depreciation and amortization	478	299	115
Interest expense	—	—	—
Segment adjusted loss before tax	(138,666)	(125,789)	(147,112)
Reconciliation to consolidated net loss
Share-based compensation expense	(59,425)	(33,619)	(24,572)
Change in fair value - derivatives	(18,783)	(75,593)	(10,284)
Foreign exchange gains/(losses)	13,055	(6,598)	5,058
Income tax expense (benefit)	—	1	(27)
Consolidated net loss for the period	(203,819)	(241,598)	(176,937)

Note 12. Income Taxes

The Company’s breakdown of its income before provision for income taxes for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year ended December 31,
(In thousands of USD)	2025	2024	2023
U.S.	(57,803)	(101,367)	(107,555)
Netherlands	(146,016)	(140,232)	(69,355)
Total	(203,819)	(241,599)	(176,910)

The components of our provision for income taxes for the years ended December 31, 2025, 2024 and 2023, are as follows:

	Year ended December 31,
(In thousands of USD)	2025	2024	2023
Current:
State	—	—	—
Federal	—	(1)	27
Total current	—	(1)	27
Deferred:
State	—	—	—
Federal	—	—	—
Total deferred	—	—	—
Provision for income taxes	—	(1)	27

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the actual provision for income taxes, net differs from the expected provision for income taxes computed at the Netherlands Federal statutory tax rate of 25.8% due to the following:

	Year ended December 31,
	2024	2023
Income tax at the federal statutory rate	25.80%	25.80%
Foreign rate differential	(2.01%)	(2.94%)
State taxes, net of federal benefit	1.30%	0.71%
FDII deduction	—	—
Warrants	—	(1.50%)
162(m) Executive Compensation	(0.43%)	—
Tax credits	0.78%	5.31%
Transaction costs	—	—
Share listing expense	—	—
Change in valuation allowance	(25.44%)	(27.40%)
Other	—	—
Effective tax rate	0.00%	(0.02%)

The company has adopted ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, on January 1, 2025 prospectively. The following table is a reconciliation of the Netherlands federal statutory rate of

25.8% to Company’s effective rate of the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year ended December 31, 2025
	Amount	Percent
NL federal statutory rate	(52,585)	25.80%
Foreign tax effects
United States
Statutory tax rate difference between United States and Netherlands	2,775	(1.36%)
Research and development tax credits	(2,838)	1.39%
162(m) Executive Compensation	30	(0.01%)
Changes in valuation allowances	16,248	(7.98%)
State and local income tax, net of federal (national) income tax effect(1)	(1,302)	0.64%
Change in valuation allowance	22,340	(10.96%)
Nontaxable or nondeductible items
Share-based compensation	15,332	(7.52%)
Changes in unrecognized tax benefits	—	—
Other adjustments	—	—
Total	—	—

(1) Deferred state taxes in Florida made up the majority of the tax effect in this category.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of December 31, 2025 and 2024:

	As at December 31,
(In thousands of USD)	2025	2024
Deferred tax assets:
Amortization and depreciation	59,330	25,426
Accruals	—	135
Net operating loss carryforwards	128,873	133,595
Lease liability	47	109
IPR&D	22,884	22,884
Tax credit, federal	4,163	1,904
Tax credit, Massachusetts	1,751	685
Gross deferred tax assets	217,048	184,738
Valuation allowance	(217,005)	(184,633)
Deferred tax assets net of valuation allowance	43	105
Deferred tax liabilities:
Right-of-use-asset	(43)	(105)
Net deferred tax assets	—	—

Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence evaluated was our cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as at December 31, 2025, December 31, 2024 and December 31, 2023, a full valuation allowance has been recorded against our net deferred tax asset. As of December 31, 2025, and December 31, 2024, the Company had a valuation allowance of $217.0 million and $184.6 million, respectively, recorded on the balance sheet. A valuation allowance is a non-cash charge, and does not limit the Company’s ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts, against future taxable income. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2025, we had net operating loss carryforwards for Netherlands fiscal unity, US, and state income tax purposes of $362.5 million, $153.1 million, and $72.8 million, respectively. These balances have been updated to reflect ongoing discussions with the Dutch Tax Authorities. It is currently expected that the outcome of these discussions will result in an amortizable IP asset in exchange for the carry-forward losses through April 8, 2020. A deferred tax asset has been recorded accordingly.

We also have federal research and development tax credit carryforwards of approximately $4.2 million that expire beginning in 2043 and state research and development tax credit carryforwards of approximately $1.8 million which can be carried forward indefinitely.

The future utilization of net operating loss and tax credit carryforwards and credits may be subject to an annual limitation, due to Dutch and US tax law and as a result of ownership changes that may have occurred previously or that could occur in the future. Due to the existence of the valuation allowance, limitations will not impact our effective tax rate.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. As of December 31, 2025 we have not identified any unrecognized tax benefits that should be recorded.

We have elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2025, 2024 and 2023, we did not recognize accrued interest and penalties related to unrecognized tax benefits. Although the timing and outcome of an income tax audit is highly uncertain, we do not anticipate that the amount of existing unrecognized tax benefits will significantly change during the next 12 months.

With an effective date of November 21, 2022, NewAmsterdam Pharma Company N.V. formed a fiscal unity with NewAmsterdam Pharma Holding B.V. and NewAmsterdam Pharma B.V. for corporate income tax purposes. A company and its subsidiaries that are part of the fiscal unity are jointly and severally liable for the tax payable by the fiscal unity.

We are subject to taxation in the United States, the Netherlands and various state jurisdictions. As of December 31, 2025, the tax years for 2022, 2023 and 2024 are subject to examination by the tax authorities in the United States and the tax years for 2023 and 2024 are subject to examination by the tax authorities in the Netherlands. Due to our net operating loss and tax credit carryforwards, the income tax returns remain open to U.S. federal and state tax examinations. The Company is not currently under examination in any tax jurisdiction.

Note 13. Net Loss per Ordinary Share

Basic and diluted net loss per ordinary share was calculated as follows:

	Year ended December 31,
(In thousands of USD, except share and per share amounts)	2025	2024	2023
Net loss	(203,819)	(241,598)	(176,937)
Weighted average ordinary shares outstanding, basic and diluted	118,424,231	94,358,067	82,161,956
Net loss per ordinary share, basic and diluted	(1.72)	(2.56)	(2.15)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average ordinary shares outstanding as they would be anti-dilutive:

	Year ended December 31,
	2025	2024	2023
Stock options	20,625,368	19,029,056	15,783,509
Restricted share units	728,283	143,002	—
Outstanding warrants	2,490,104	2,632,581	4,017,221
Total	23,843,755	21,804,639	19,800,730

Note 14. Benefit Plans

The Company sponsors a 401(k) retirement plan for its U.S. employees (the "US Plan") and a defined contribution pension plan for its employees in the Netherlands (the "NL Plan"). The US Plan allows eligible employees to voluntarily defer a portion of their annual compensation on a pre-tax basis, subject to the maximum annual amounts as set periodically by the IRS. The Company makes matching contributions of 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The NL Plan provides for a monthly, pre-tax contribution by the Company of 15% of an employee's gross income, subject to statutory maximums. The Company made matching contributions of $1.0 million, $0.5 million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Company contributions vest immediately for each participant.

Note 15. Commitments and Contingencies

Commitments

The Company has entered into a variety of agreements financial commitments in the normal course of business with contract research organizations, contract manufacturing organizations, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at December 31, 2025 they are estimated to be a maximum of $39.1 million.

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