Form 10-Q
period 2026-03-31
NewAmsterdam Pharma Co N.V.
filed 2026-05-07
CIK 1936258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 29, 2026, the registrant had 116,903,979 ordinary shares, nominal value €0.12 per share, outstanding.

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
•
the efficacy and safety of the Company’s product candidates, obicetrapib as a monotherapy and as a fixed-dose combination therapy with ezetimibe, as well as potential regulatory approvals and product launches, potential reimbursement and anticipated market size and market opportunity;
•
the Company’s dependence on the success of obicetrapib as a monotherapy and as a fixed-dose combination therapy with ezetimibe, including the obtaining of regulatory approval of such product candidates;
•
the timing, progress and results of clinical trials for the Company's product candidates, including statements regarding the timing of initiation and completion of studies or trials, related preparatory work and any interim analyses, as well as statements regarding the time at which results of trials or interim analyses will become available and marketing submissions made;
•
the Company’s ability to attract and retain senior management and key scientific personnel;
•
the Company’s limited experience in marketing or distributing products;
•
the Company’s ability to manage the risks related to the Company’s international operations;
•
the Company’s ability to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success;
•
the Company’s estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
anticipated developments regarding the Company’s competitors and the Company’s industry;
•
the potential impact of government laws and regulations;
•
the Company’s reliance on third parties for all aspects of the manufacturing of the Company’s product candidates for clinical trials; and
•
the Company’s efforts to obtain, protect or enforce its patents and other intellectual property rights related to the Company’s product candidates.

Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section titled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2026. Accordingly, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. The Company undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as specifically required by law. You should, however, review the factors and risks that the Company describes in the reports it files from time to time with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
(In thousands of USD)
Assets
Current assets:
Cash and cash equivalents	457,607	490,002
Prepayments and other receivables	20,603	38,138
Marketable securities, current	178,498	146,239
Restricted cash	1,336	1,321
Total current assets	658,044	675,700
Marketable securities, net of current portion	71,239	92,609
Property, plant and equipment, net	379	383
Operating right of use asset	21	185
Intangible assets	375	407
Long term prepaid expenses	2,585	—
Total assets	732,643	769,284
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	8,090	8,970
Accrued expenses and other current liabilities	5,092	15,422
Deferred revenue, current	3,987	3,987
Lease liability, current	23	136
Derivative warrant liabilities	50,229	57,272
Total current liabilities	67,421	85,787
Lease liability, net of current portion	—	66
Total liabilities	67,421	85,853
Commitments and contingencies (Note 12)
Shareholders' Equity:
Ordinary shares, €0.12 par value; 400,000,000 shares authorized; 116,641,656 and 114,399,326 shares issued and outstanding at March 31, 2026 and December 31, 2025 respectively	14,594	14,278
Additional paid-in capital	1,457,238	1,426,750
Accumulated loss	(810,831)	(762,390)
Accumulated other comprehensive income	4,221	4,793
Total shareholders' equity	665,222	683,431
Total liabilities and shareholders' equity	732,643	769,284

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2026	2025
(In thousands of USD, except per share amounts)
Revenue	3,040	2,978
Operating expenses:
Research and development expenses	38,009	44,751
Selling, general and administrative expenses	23,451	27,152
Total operating expenses	61,460	71,903
Operating loss	(58,420)	(68,925)
Other income (expense):
Interest income	5,650	7,351
Fair value change – earnout	—	3,992
Fair value change – warrants	5,942	13,762
Foreign exchange gains/(losses)	(1,613)	4,293
Loss before tax	(48,441)	(39,527)
Income tax expense	—	—
Loss for the year	(48,441)	(39,527)
Other comprehensive income/(loss)
Unrealized gain/(loss) on available-for-sale securities, net of tax	(572)	(33)
Total comprehensive loss for the year, net of tax	(49,013)	(39,560)
Net loss per ordinary share
Basic and diluted	$(0.40)	$(0.34)

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Shareholders' Equity

(Unaudited)

(In thousands of USD, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2024	108,064,340	13,444	1,298,160	(558,571)	4,467	757,500
Issuance of Earnout Shares	1,743,136	226	40,581	—	—	40,807
Exercise of Pre-Funded Warrants	1,293,938	162	(162)	—	—	—
Exercise of warrants	15,942	2	410	—	—	412
Exercise of stock options	909,140	116	2,875	—	—	2,991
Vesting of RSUs	142,795	18	(18)	—	—	—
Share-based compensation	—	—	15,213	—	—	15,213
Total loss and comprehensive loss for the period	—	—	—	(39,527)	(33)	(39,560)
As at March 31, 2025	112,169,291	13,968	1,357,059	(598,098)	4,434	777,363

Balance at December 31, 2025	114,399,326	14,278	1,426,750	(762,390)	4,793	683,431
Exercise of warrants	56,619	8	1,745	—	—	1,753
Exercise of stock options	1,971,548	278	10,771	—	—	11,049
Vesting of RSUs	214,163	30	(30)	—	—	—
Share-based compensation	—	—	18,002	—	—	18,002
Total loss and comprehensive loss for the period	—	—	—	(48,441)	(572)	(49,013)
As at March 31, 2026	116,641,656	14,594	1,457,238	(810,831)	4,221	665,222

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2026	2025
(In thousands of USD)
Operating activities:
Loss for the period	(48,441)	(39,527)
Non-cash adjustments to reconcile loss for the period to net cash flows:
Depreciation and amortization	62	52
Non-cash rent expense	(16)	3
Fair value change - derivative earnout and warrants	(5,942)	(17,754)
Loss on disposal of property, plant and equipment	12	—
Foreign exchange (gains)/losses	1,613	(4,293)
Amortization of premium/discount on available-for-sale debt securities	10	(513)
Share-based compensation	18,002	15,213
Changes in working capital:
Changes in prepayments and other receivables	15,219	16,031
Changes in accounts payable	(793)	2,251
Changes in accrued expenses and other current liabilities	(10,330)	(4,953)
Changes in deferred revenue	-	(2,978)
Net cash used in operating activities	(30,604)	(36,468)
Investing activities:
Purchase of property, plant and equipment, including internal use software	(38)	(16)
Maturities of marketable securities	51,000	12,500
Purchases of marketable securities	(62,471)	(9,629)
Net cash (used in)/provided by investing activities	(11,509)	2,855
Financing activities:
Transaction costs on December 2024 issue of Ordinary Shares and Pre-Funded Warrants	—	(1,586)
Proceeds from exercise of warrants	651	183
Proceeds from exercise of options	10,414	7,922
Net cash provided by financing activities	11,065	6,519
Net change in cash, cash equivalents and restricted cash	(31,048)	(27,094)
Foreign exchange differences	(1,332)	3,771
Cash, cash equivalents and restricted cash at the beginning of the period	491,323	771,743
Cash, cash equivalents and restricted cash at the end of the period	458,943	748,420
Noncash financing and investing activities
Issuance of earnout shares	—	40,807

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	457,607	748,420
Restricted cash	1,336	—
	458,943	748,420

See notes to consolidated financial statements

NewAmsterdam Pharma Company N.V.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. The Company

NewAmsterdam Pharma Company N.V. (“NewAmsterdam Pharma” or the “Company”) is a late-stage biopharmaceutical company whose mission is to improve patient care in populations with metabolic diseases where currently approved therapies have not been adequate or well-tolerated. The Company was incorporated in the Netherlands as a Dutch private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) under the name NewAmsterdam Pharma Company B.V. on June 10, 2022. On November 21, 2022, the Company’s corporate form was converted to a Dutch public limited liability company (naamloze vennootschap), and its name was changed to NewAmsterdam Pharma Company N.V. The Company’s ordinary shares, nominal value €0.12 per share (the “Ordinary Shares”) are listed on the Nasdaq Global Market (“Nasdaq”) and trade under the symbol “NAMS.”

On September 24, 2025, NewAmsterdam Pharma Holding B.V., a non-operating, wholly-owned subsidiary of the Company, merged with and into NewAmsterdam Pharma Company N.V. On the same date, Frazier Life Sciences Acquisition Corporation, a non-operating, wholly-owned subsidiary of the Company, merged with and into NewAmsterdam Pharma Corporation, a wholly-owned subsidiary of the Company. The transactions represent combinations between entities under common control. NewAmsterdam Pharma Holding B.V. and Frazier Life Sciences Acquisition Corporation had no material operations, and the mergers had no impact on the consolidated financial statements of the Company. As such, no separate pre-combination results are presented.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements should be read together with our audited financial statements and accompanying notes for year ended December 31, 2025, included in our Annual Report on Form 10-K (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2026. Any terms not defined herein take the meaning as defined in the Annual Report. The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and, accordingly, the balance sheet as at December 31, 2025 included herein has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year. The unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries. Any reference in these notes to the applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

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

The Company recognizes revenue from the sale of obicetrapib tablets, as a monotherapy and as a fixed-dose combination therapy with ezetimibe, or from the sale of active pharmaceutical ingredients for the manufacture of such tablets (collectively, “Products”). The Company’s product supply revenue is recognized at a point in time when the performance obligation is satisfied by transferring control of the promised goods or services to the customer and it is probable that the Company will collect the consideration to which it is entitled. In accordance with the terms of the Menarini Supply Agreement, control of the product is transferred upon the conveyance of title, which occurs when the product is made available to the customer.

The transaction price is contractually fixed at a markup to the actual cost of goods sold. Due to the cost-based nature of the agreement, the pricing structure includes a variable component which is measured using the expected value method. At each reporting period end, the Company updates its estimate of the transaction price using actual cost data and forecasted expenses. The Company considers the variable consideration constraint under ASC 606 to ensure that it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company will invoice the customer upon the acceptance of purchase orders, and the transaction price is not adjusted for a significant financing component as the period between the transfer of goods and payment is less than one year. The Company states revenues net of any taxes collected from customers that are required to be remitted to various government agencies. The amount of taxes collected from customers and payable to governmental entities is included on the balance sheet as part of accrued expenses and other current liabilities.

Revenue consisted of the following:

	Three months ended March 31,
(In thousands of USD)	2026	2025
License revenue attributed from R&D performance obligation	—	2,978
Supply revenue	3,040	—
Total revenue	3,040	2,978

There were no additions to deferred revenue during the reporting period.

Note 4. Cash, cash equivalents and marketable securities

A summary of cash, cash equivalents and marketable securities held by the Company as at March 31, 2026 and December 31, 2025 is as follows:

	As at March 31, 2026
(In thousands of USD)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Cash and cash equivalents:
Cash	193,871	—	—	193,871
Money market funds (Level 1)	263,736	—	—	263,736
Total cash and cash equivalents	457,607	—	—	457,607
Marketable securities
US government securities due within one year (Level 1)	147,132	61	(61)	147,132
US government agency securities due within one year (Level 2)	31,389	2	(25)	31,366
US government securities due between one and two years (Level 1)	53,597	11	(146)	53,462
US government agency securities due between one and two years (Level 2)	17,820	—	(43)	17,777
Total marketable securities	249,938	74	(275)	249,737

	As at December 31, 2025
(In thousands of USD)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Cash and cash equivalents:
Cash	219,394	—	—	219,394
Money market funds (Level 1)	270,608	—	—	270,608
Total cash and cash equivalents	490,002	—	—	490,002
Marketable securities
US government securities due within one year (Level 1)	138,083	206	—	138,289
US government agency securities due within one year (Level 2)	7,946	5	(1)	7,950
US government securities due between one and two years (Level 1)	70,701	131	(2)	70,830
US government agency securities due between one and two years (Level 2)	21,747	33	(1)	21,779
Total marketable securities	238,477	375	(4)	238,848

Note 5. Fair Value Measurements

As at March 31, 2026 and December 31, 2025, the Company’s financial liabilities recognized at fair value on a recurring basis consisted of the following:

	As at March 31, 2026
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	—	46,553	—	46,553
Derivative warrant liability (Private Placement Warrants)	—	3,676	—	3,676
Total financial liabilities	—	50,229	—	50,229

	As at December 31, 2025
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	53,431	—	—	53,431
Derivative warrant liability (Private Placement Warrants)	—	3,841	—	3,841
Total financial liabilities	53,431	3,841	—	57,272

During the three months ended March 31, 2026, the Company transferred its Public Warrant liability from Level 1 to Level 2.

The Company changed the valuation method for both Public and Private Placement Warrant liabilities. The change was a result of a decrease in the level of observable market activity for the Company’s Public Warrants. While quoted prices for the Public Warrants remain observable, the Company determined that such prices are not representative of fair value without adjustment, due to the reduced trading volume.

Following the transfer, the Company estimates fair value using a Black-Scholes option pricing model. The model incorporates observable market inputs, including trading price of the Company’s Ordinary Shares, the volatility of the price of the Company’s Ordinary Shares and the risk-free interest rate.

Note 6. Prepayments and Other Receivables

Prepayments and other receivables consisted of the following:

(In thousands of USD)	March 31, 2026	December 31, 2025
Prepaid research and development costs	10,112	13,149
Other prepaid expenses	2,270	1,837
License fee receivable	—	16,156
Value added tax receivable	206	231
Other receivables	8,015	6,765
Total prepayments and other receivables	20,603	38,138

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands of USD)	March 31, 2026	December 31, 2025
Accrued research and development materials and services	1,086	4,322
Accrued compensation and benefits	2,273	9,355
Accrued professional fees and other	1,733	1,745
Total accrued expenses and other current liabilities	5,092	15,422

Note 8. Shareholders’ Equity

At-the-Market Offering

On August 9, 2024, we entered into an amended and restated sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $250 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the three months ended March 31, 2026, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

Note 9. Share-Based Compensation

The Company has four Share-based payment plans in place as at March 31, 2026:

•
the Company’s Long-Term Incentive Plan (the “LTIP Plan”);
•
the Company’s Supplementary Long-Term Incentive Plan (the “Supplementary Plan”);
•
the Company’s Rollover Option Plan (the “Rollover Plan”); and
•
the Company’s Inducement Plan (the “Inducement Plan,” together with the LTIP Plan, the Supplementary Plan and the Rollover Plan, the “Plans”);

The Plans

The Plans are equity-settled, and the Company may grant various forms of equity awards, including the granting of options to purchase Ordinary Shares (“Company Options”) and restricted stock units (“RSUs”), pursuant to the Plans. In total, as of March 31, 2026 a maximum of 34,155,321 Ordinary Shares may be reserved for issuance pursuant to the Plans. The number of Ordinary Shares reserved for grant under the LTIP Plan will increase annually on January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Company’s Board of Directors.

The contractual term for options granted under the Plans is 10 years from grant date. In general, each Company Option has a four-year vesting period with 25% of the shares underlying the option vesting after one year and the remaining 75% of the shares underlying the option vesting in equal monthly installments thereafter over the following three years.

In general, each RSU, other than the Earnout RSUs, has a three-year vesting period with one-third of the underlying shares vesting on each one-year anniversary of the vesting start date.

The changes for the three months ended March 31, 2026 in the number of Company Options outstanding related to Ordinary Shares and their related weighted average exercise prices are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of USD)
Outstanding as at December 31, 2025	20,625,368	$13.62
Granted	2,274,140	$35.07
Exercised	(1,971,548)	$5.60
Forfeited	(47,410)	$28.63
Outstanding as at March 31, 2026	20,880,550	$16.68	7.8	327,595
Options exercisable as at March 31, 2026	10,182,441	$12.02	7.1	203,541

The weighted average grant date fair value of Company Options, estimated as of the grant date using the Black-Scholes option pricing model, was $20.56, and $13.24 per option for options granted during the three months ended March 31, 2026 and 2025, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of Company Options exercised during the three months ended March 31, 2026 and 2025 was $54.6 million and $17.3 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Three months ended March 31,
	2026	2025
Expected life (years)	6.1	6.1
Risk-free rate	3.8%	4.4%
Volatility	52.1%	47.3%
Dividend yield	0.0%	0.0%

Expected Term

The expected term represents the period that the Company Options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The Company utilizes this method due to lack of historical exercise data and the plain-vanilla nature of the Company Options.

Expected Volatility

Since the Company was privately held through November 2022, it alone does not have sufficient relevant company-specific historical data to support its expected volatility alone. In prior periods, due to the insufficiency of historical volatility data on the Company’s own securities, the expected volatility input was determined using comparable companies alone. Beginning on January 1, 2024, the expected volatility input was determined using a weighted average calculation considering the volatility of the Company’s own securities and the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Initially, the volatility of the Company’s Ordinary Shares is assigned a weighting of 10%. This weighting will be increased by 5% per calendar quarter (i.e. 50% in the first quarter of 2026), until the expected volatility input is based entirely on the historical volatility of the Company’s Ordinary Shares. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the Company Options. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the Company Options.

Risk-Free Interest Rate

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected term of the Company Options.

Expected Dividend Yield

The expected dividend yield is zero as the Company currently has no history or expectation of declaring dividends on its Ordinary Shares.

Restricted Stock Units

The changes for the three months ended March 31, 2026 in the number of RSUs outstanding are as follows:

	Number of RSUs	Weighted average Fair Value Per Share
Outstanding as at December 31, 2025	728,283	$25.28
Granted	496,390	$35.10
Vested	(214,163)	$25.93
Forfeited/Cancelled	(2,980)	$35.45
Outstanding as at March 31, 2026	1,007,530	$29.95

The following summarizes the share-based compensation expense recognized by type of award and line-item:

	Three months ended March 31,
(in thousands of USD)	2026	2025
Share-based compensation expense by type of award
Share options	14,010	12,572
Restricted stock units	3,992	2,641
Total share-based compensation expense	18,002	15,213
Share-based compensation expense by line-item
Research and development expenses	6,848	5,223
Selling, general and administrative expenses	11,154	9,990
Total share-based compensation expense	18,002	15,213

As of March 31, 2026, there was $65.4 million and $21.1 million of unrecognized compensation cost related to Company Options and RSUs, respectively, that have not yet vested. These costs are expected to be recognized over a weighted average period until fully vested of 3.1 years and 2.4 years for the Company Options and RSUs, respectively.

Note 10. Segment Information

The Company has one operating segment and, therefore, one reportable segment, which comprises the discovery, development and commercialization of transformative therapies for cardio-metabolic diseases.

To date, the Company’s license agreement with Menarini, dated June 23, 2022, as amended (the “Menarini License”) and the Menarini Supply Agreement have been the only sources of revenue to the Company, and all such revenues derive from Italy.

The chief operating decision maker, who is the Company’s chief executive officer, assesses performance and decides how to allocate resources based on consolidated net loss and loss before tax, adjusted for certain non-cash and non-operating items such as share-based compensation, change in fair value of derivatives and foreign currency gains or losses. Adjusted loss before taxes is used to monitor budget versus actuals and evaluate the operations of the Company. The measure of segment assets is reported on the balance sheet as total consolidated assets. The future prospects of the Company are highly dependent upon the results of its ongoing clinical trials and interactions with regulatory agencies. Such results and interactions are utilized together with assessment of the comparison of budget versus actuals in order to make decisions regarding the allocation of resources.

The following table presents the adjusted loss before taxes for the Company’s single segment for each of the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(In thousands of USD)	2026	2025
Revenue	3,040	2,978
Interest income	5,650	7,351
Less:
Personnel expense	11,792	10,163
External R&D expense	18,422	29,327
Manufacturing expense	7,576	5,841
Regulatory expense	702	1,017
Commercial programs	2,113	5,907
General and administrative expense	2,716	4,322
Depreciation and amortization	137	113
Segment adjusted loss before tax	(34,768)	(46,361)
Reconciliation to consolidated net loss
Share-based compensation expense	(18,002)	(15,213)
Change in fair value - derivatives	5,942	17,754
Foreign exchange gains/(losses)	(1,613)	4,293
Income tax expense	—	—
Consolidated net loss for the period	(48,441)	(39,527)

Note 11. Net Loss per Ordinary Share

For the purposes of calculating the weighted-average number of Ordinary Shares outstanding, the Ordinary Shares underlying the outstanding pre-funded warrants to purchase Ordinary Shares (the “Pre-Funded Warrants”) issued in the February 2024 Offering and the December 2024 Offering are included.

Basic and diluted net loss per Ordinary Share was calculated as follows:

	Three months ended March 31,
(In thousands of USD, except share and per share amounts)	2026	2025
Net loss	(48,441)	(39,527)
Weighted-average Ordinary Shares outstanding, basic and diluted	121,716,006	116,124,941
Net loss per Ordinary Share, basic and diluted	(0.40)	(0.34)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average Ordinary Shares outstanding as they would be anti-dilutive:

	Three months ended March 31,
	2026	2025
Stock options	20,880,550	21,851,453
Restricted stock units	1,007,530	663,790
Outstanding warrants	2,433,485	2,616,639
Total	24,321,565	25,131,882

Note 12. Commitments and Contingencies

Commitments

The Company has, in the normal course of business, entered into a variety of agreements and financial commitments with contract research organizations, contract manufacturing organizations and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide the Company with the option to cancel, reschedule and adjust its requirements based on the Company’s business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of the Company's service providers, up to the date of cancellation. However, some of the Company's service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at March 31, 2026 they are estimated to be a maximum of $38.4 million.

According to the terms of the Menarini License, the Company will be responsible for development and commercialization costs related to Licensed Products (as defined in the Menarini License) other than those in the Menarini Territory (as defined in the Menarini License). In addition, under specified conditions of the agreement, the Company agreed to bear 50% of certain development costs incurred by the other party in the development of the Licensed Products in the Menarini Territory.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2026. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Annual Report and this Quarterly Report. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.

Overview

We are a late-stage biopharmaceutical company whose mission is to improve patient care in populations with cardiometabolic diseases where currently approved therapies have not been adequate or well tolerated. We seek to fill a significant unmet need for a safe, well tolerated and convenient low-density lipoprotein cholesterol (“LDL-C”) lowering therapy. In multiple Phase 3 trials, we have investigated obicetrapib, an oral, low-dose, once-daily, highly selective cholesteryl ester transfer protein (“CETP”) inhibitor, alone or as a fixed-dose combination ("FDC") with ezetimibe, as preferred LDL-C lowering therapies to be used as an adjunct to statin therapy for patients at risk of cardiovascular disease (“CVD”) with elevated LDL-C, for whom existing therapies are not sufficiently effective or well tolerated. We believe that CETP inhibition may also play a role in other indications by potentially mitigating the risk of developing diseases such as Alzheimer’s disease (“AD”).

Obicetrapib is a next-generation, oral, low-dose, highly selective CETP inhibitor that we are developing to potentially overcome the limitations of current LDL-C lowering treatments. We believe that obicetrapib has the potential to be a once-daily oral CETP inhibitor for lowering LDL-C, if approved. In each of our Phase 3 clinical trials, BROADWAY and BROOKLYN, evaluating obicetrapib as an adjunct to high-intensity statin therapy, obicetrapib met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. In our Phase 3 TANDEM clinical trial, evaluating obicetrapib in combination with ezetimibe as an adjunct to high-intensity statin therapy, obicetrapib in combination with ezetimibe met its primary and secondary endpoints, with statistically significant reductions in LDL-C observed. Following the successful completion and positive topline results of the Phase 3 BROADWAY, TANDEM, and BROOKLYN trials, we plan to announce additional clinical data from these trials relating to obicetrapib and the FDC of obicetrapib plus ezetimibe during 2026. In five of our Phase 2 clinical trials, TULIP, ROSE, OCEAN, ROSE2 and our Japan Phase 2b clinical trial, evaluating obicetrapib as a monotherapy or a combination therapy with ezetimibe 10 mg, we observed statistically significant LDL-C lowering. In each of these trials, side effects were similar in frequency and severity to placebo including muscle-related side effects and drug-related treatment emergent serious adverse events. We have observed obicetrapib to be well tolerated in an aggregate of over 3,500 patients with low or moderately elevated LDL-C levels (“dyslipidemia”) in our clinical trials to date. Furthermore, we believe that obicetrapib’s oral delivery, demonstrated activity at low doses, chemical properties and tolerability make it well-suited for combination approaches.

Lowering of LDL-C has been associated with major adverse cardiovascular events (“MACE”) benefit in trials of LDL-C lowering drugs, including the REVEAL trial with the CETP inhibitor anacetrapib. In our Phase 3 BROADWAY clinical trial, we observed a 21% reduction in the exploratory MACE endpoint (coronary heart disease death, non-fatal myocardial infarction, non-fatal stroke and coronary revascularization) and we are performing a Phase 3 cardiovascular outcomes trial (“CVOT”), PREVAIL, to reconfirm this relationship.

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

We have partnered with A. Menarini International Licensing S.A. (“Menarini”), providing them with the exclusive rights to commercialize obicetrapib 10 mg, either as a sole active ingredient product or in a FDC with ezetimibe (the “Licensed Products”), in the majority of European countries (the Menarini Territory), if approved. In August 2025, the European Medicines Agency (the “EMA”) accepted for review the Marketing Authorization Applications (“MAAs”) submitted by Menarini for obicetrapib 10 mg monotherapy and the FDC of 10 mg obicetrapib plus 10 mg ezetimibe for the treatment of primary hypercholesterolemia, including heterozygous familial and non-familial or mixed dyslipidemia. Subsequently, MAAs were also submitted to regulators in the United Kingdom (“UK”) and Switzerland and accepted for review. The submissions are supported by data from the BROADWAY, BROOKLYN, and TANDEM pivotal Phase 3 trials. We anticipate that Menarini will receive decisions on the MAAs from each of the regulators in the second half of 2026. If the MAAs are approved by the regulators, Menarini will be required to use commercially reasonable efforts to commercialize obicetrapib in the Menarini Territory and could potentially launch these products in the fourth quarter of 2026 in Germany and the UK.

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

We conducted two Phase 3 pivotal clinical trials, BROADWAY and BROOKLYN, to evaluate obicetrapib as a monotherapy used as an adjunct to maximally tolerated lipid-lowering therapies to potentially enhance LDL-C lowering in patients with ASCVD and/or HeFH. In March 2022, we commenced our Phase 3 PREVAIL CVOT, which is designed to assess the potential of obicetrapib to reduce occurrences of MACE, including cardiovascular death, non-fatal myocardial infarction, total stroke and total coronary revascularization, in at least 9,000 patients. We completed enrollment in PREVAIL in April 2024. We expect the minimum 2.5 year follow-up period for the last participant in PREVAIL to be satisfied at the end of the 2026, but the PREVAIL trial protocol requires PREVAIL to continue until the target number of MACE events have occurred. Based on our review of preliminary blinded PREVAIL data following the second anniversary of the completion of enrollment, including a Year 1 event rate consistent with that we observed in BROADWAY and a Year 1-to-Year 2 overall MACE event rate lower than expected, we have decided to conduct an interim analysis of PREVAIL data in the fourth quarter of 2026 coinciding with reaching the minimum 2.5-year follow-up period for the trial. The blinded PREVAIL data available to us is preliminary and subject to change as additional MACE events continue to be identified and adjudicated (including with respect to the Year 1-to-Year 2 period discussed above). Additionally, the Year 1 and Year 1-to-Year 2 MACE event trends observed to date may not be indicative of future trends.

The interim analysis will be conducted by the Independent Data Safety Monitoring Board (“DSMB”) for the trial, and will remain blinded to us. Based on the analysis, we will receive a recommendation from the DSMB based on certain pre-specified criteria that we have set to end the trial early for efficacy or futility, as well as other considerations for which the DSMB has discretion, or if such criteria are not achieved, to continue the trial until the target number of MACE events has occurred. Only the DSMB will have access to unblinded data in connection with the interim analysis. We expect to receive the DSMB’s recommendation based on the interim analysis in the first quarter of 2027. If the interim analysis results in the trial being stopped early for efficacy or futility, then we will initiate activities to wind-down the study over the next few months including, among other things, final patient study visits and data collection procedures, to enable database lock and unblinding of the study. If the interim analysis results in the trial continuing, we expect to complete PREVAIL by the end of 2027.

In March 2026, we completed enrollment of 323 patients in REMBRANDT, a placebo-controlled, double-blind, randomized, Phase 3 trial is being conducted in adult participants with high-risk ASCVD with evidence of coronary plaque who are not adequately controlled by their maximally tolerated lipid-modifying therapy, with the aim to assess the impact of the obicetrapib 10 mg plus ezetimibe 10 mg FDC daily on lipid-rich coronary plaque and arterial wall inflammation characteristics. We are also conducting the RUBENS Phase 3 trial. Initiated in December 2025, this trial is evaluating obicetrapib alone or in combination with ezetimibe in patients with type 2 diabetes or metabolic syndrome that require additional lowering of LDL-C despite treatment with available therapy. The trial is expected to enroll approximately 300 patients, with topline data expected by year end 2026.

In addition to our cardiometabolic program, we are exploring the potential application of CETP inhibition in other indications, including AD and diabetes. Based on the lipid-modifying effects of CETP inhibition observed in our clinical trials for obicetrapib to date, we have conducted preclinical and early clinical evaluations of obicetrapib in AD. We initiated a Phase 2a clinical trial in patients with early AD to evaluate the pharmacodynamic and pharmacokinetic effects, safety and tolerability of obicetrapib, and announced initial data from this trial in September 2023. In July 2025, we announced data from the prespecified AD biomarker analysis in our BROADWAY clinical trial. Based on these results, we expect to initiate a new clinical trial evaluating obicetrapib in patients with early AD in 2026. Clinically demonstrated anti-diabetic benefits have also been observed with CETP inhibition in Phase 3 CVOTs that, if seen in obicetrapib, would differentiate it from current treatment alternatives, especially statin therapy. We are planning preclinical studies to examine the potential of obicetrapib for patients suffering from diabetes and have included new onset of Type 2 diabetes as an endpoint in our PREVAIL CVOT, as measured by adverse events (“AEs”) indicating Type 2 diabetes, initiation of anti-diabetes medication after confirmed diabetes diagnosis or high levels of hemoglobin A1c and fasting plasma glucose. In the Phase 3 BROADWAY trial, we observed a statistically significant improvement in these prespecified AEs of special interest after one year of treatment that we hope to reconfirm in the PREVAIL CVOT trial.

Components of our Results of Operations

Revenue

To date, we have not generated significant revenue from the sale of pharmaceutical products. Our revenue has been primarily derived from our license agreement with Menarini (the “Menarini License”). Two performance obligations for the Menarini License were identified at contract inception, comprising a license to use our intellectual property (the “license performance obligation”) and a promise to continue the development activities for the licensed compound (the “R&D performance obligation”). Pursuant to the Menarini License, we received a non-refundable, non-creditable upfront amount of $120.9 million (€115.0 million) from Menarini on July 7, 2022, of which $98.6 million (€93.5 million) was attributed to the license performance obligation and recognized as revenue upon the execution of the Menarini License on June 23, 2022. The remaining $22.3 million (€21.5 million) was attributed to the R&D performance obligation and initially recognized as deferred revenue. During the year ending December 31, 2025 the R&D performance obligation was satisfied and all deferred revenue related to such performance obligation was recognized.

Additionally, in partial contribution to our costs of development of the Licensed Products, Menarini paid us €27.5 million, in two equal annual installments. Due to the scientific uncertainties around the commercialization of the Licensed Products based on the success of clinical trials, which is out of our control, the fixed €27.5 million was considered constrained at contract execution and was not initially recognized within the transaction price until it became highly probable of no significant revenue reversal. Both annual development cost contributions have since been recognized within the transaction price.

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

In addition, we entered into a supply agreement with Menarini (the “Menarini Supply Agreement”) to provide commercial supply of obicetrapib monotherapy and obicetrapib and ezetimibe fixed-dose combination finished products in bulk tablet form (the “Drug Products”) for distribution by Menarini in specified European territories.

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

We expect our research and development expenses to be significant as we advance our product candidates through clinical trials and pursue regulatory approval. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time-consuming. Clinical trials generally become larger and more costly to conduct as they advance into later stages and, in the future, we will be required to make estimates for expense accruals related to clinical trial expenses. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of our product candidates. See the section titled “Risk Factors—Risks Related to Our Product Development, Regulatory Approval and Commercialization” contained in the Annual Report and Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q for more information regarding the risks associated with clinical development.

Selling, General and Administrative Expenses

We recognize selling, general and administrative expenses on the accrual basis when incurred. These expenses mainly relate to consultant fees, employee costs, legal costs, marketing and communication, intellectual property costs and general overhead costs.

Due to the general growth of the organization associated with administering ongoing and planned clinical trials and our focus on commercial preparedness, we expect that our selling, general and administrative expenses will increase. We may incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and public relations expenses associated with being a public company. Additionally, if and when a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expenses as a result of our preparation for commercial operations.

Interest Income

Interest income is recognized using the effective interest rate method. Interest income for the three months ended March 31, 2026 and 2025 is related to interest earned on cash, cash equivalents, restricted cash and marketable securities.

Net Foreign Exchange Gain/Loss

Our exchange gain/loss relates mainly to cash balances denominated in foreign currencies, but also to transactions denominated in foreign currencies. Our foreign currency exposure is mainly related to the Euro. As of March 31, 2026, our net exposure to foreign currency risk was $ 80.9 million, as compared to $95.6 million as of December 31, 2025.

Income Tax

We have a history of losses and therefore have incurred de minimis amounts of corporate tax. We expect to continue incurring losses as we continue to invest in our clinical and preclinical development programs. Consequently, any deferred tax assets are fully offset by a valuation allowance on our balance sheet.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the three months ended March 31,
(In thousands of USD)	2026	2025	Change
Revenue	3,040	2,978	62
Operating Expenses:
Research and development expenses	38,009	44,751	(6,742)
Selling, general and administrative expenses	23,451	27,152	(3,701)
Total operating expenses	61,460	71,903	(10,443)
Operating Loss	(58,420)	(68,925)	10,505
Other income (expense):
Interest Income	5,650	7,351	(1,701)
Fair value change - earnout	—	3,992	(3,992)
Fair value change - warrants	5,942	13,762	(7,820)
Foreign exchange gains/(losses)	(1,613)	4,293	(5,906)
Loss before tax	(48,441)	(39,527)	(8,914)
Income tax expense	—	—	—
Loss for the period	(48,441)	(39,527)	(8,914)

Explanatory Note to Aid Comparison

In prior periods, including the three months ended March 31, 2025, costs related to medical affairs activities and personnel were classified within selling, general and administrative expenses. Due to changes in the nature of activities performed by our medical affairs function, certain such costs, including personnel costs, are classified in accordance with U.S. GAAP as research and development expenses in the three months ended March 31, 2026. Costs associated with our medical affairs function totaled $5.1 million in the three months ended March 31, 2025, of which $3.0 million were personnel costs, compared to total costs of $4.5 million in the three months ended March 31, 2026, of which $3.2 million were personnel costs.

Revenue

Revenue was $3.0 million for the three months ended March 31, 2026 compared to $3.0 million for the three months ended March 31, 2025. Revenue for the three months ended March 31, 2025 was due to recognition of deferred revenue related to the R&D performance obligation. Revenue for the three months ended March 31, 2026 was related to the Menarini Supply Agreement.

Research and Development Expenses

Research and development expenses were $38.0 million for the three months ended March 31, 2026 compared to $44.8 million for the three months ended March 31, 2025, a decrease of $6.8 million or 15%. This was primarily driven by:

•
a $8.3 million decrease in clinical expenses primarily due to the completion of Phase 3 clinical trials in the first half of 2025;
•
a $2.9 million decrease in non-clinical expenses primarily due to reduced activity related to pipeline expansion and product lifecycle management;

partially offset by:

•
a $2.7 million increase in personnel expenses related to research and development activities, including the impact of including medical affairs related personnel costs in the current period, as discussed above. The remainder of the change is primarily driven by increased recruitment and employment costs for individuals involved within the research and development activities to support the growth of the organization, together with an offsetting $3.3 million decrease related to a payroll tax relief grant received in the Netherlands; and

•
a $1.7 million increase in manufacturing expenses driven by a $4.9 million increase related to initial supply activities, partially offset by a $3.2 million decrease associated with commercial manufacturing capability investments made in the comparative period.

The following table summarizes our research and development expenses for the periods indicated:

	For the three months ended March 31,
(In thousands of USD)	2026	2025	Change
Clinical expenses	15,680	24,010	(8,330)
Non-clinical expenses	2,423	5,283	(2,860)
Personnel expenses	11,309	8,566	2,743
Manufacturing costs	7,572	5,841	1,731
Regulatory expenses	701	1,017	(316)
Other research and development costs	324	34	290
Total research and development expenses	38,009	44,751	(6,742)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23.5 million for the three months ended March 31, 2026 compared to $27.2 million for the three months ended March 31, 2025, a decrease of $3.7 million or 14%. This was primarily driven by:

•
a $3.8 million decrease in marketing and communication expenses. The decrease is primarily driven by the change in the nature of medical affairs related costs, as described above, together with a $1.4 million reduction driven by lower market research spending;
•
a $0.8 million decrease in legal expenses primarily due to the transition of legal advisory services in-house;
•
a $0.7 million decrease in intellectual property costs primarily driven by worldwide patent filings incurred in the comparative period, which did not recur in the current period; and

partially offset by:

•
a $1.7 million increase in personnel expenses related to selling, general and administrative activities, including the impact of excluding medical affairs related personnel costs in the current period, as discussed above. The remainder of the change is primarily driven by increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization and operation as a public company.

Interest Income

Interest income was $5.7 million for the three months ended March 31, 2026 compared to $7.4 million for the three months ended March 31, 2025, a decrease of $1.7 million or 23%. This was largely driven by a decrease in the amount of cash, cash equivalents and marketable debt securities on which interest is earned.

Fair Value Change - Earnout

Fair value change - earnout was nil for the three months ended March 31, 2026 compared to a gain of $4.0 million for the three months ended March 31, 2025. The earnout liability was settled in full in March 2025.

Fair Value Change - Warrants

Fair value change - warrants was a gain of $5.9 million for the three months ended March 31, 2026 compared to a gain of $13.8 million for the three months ended March 31, 2025. Prior to 2026, the fair value of the Warrants was determined using the last reported trading price of the Public Warrants, which trade under the symbol “NAMSW.” Beginning in 2026, due to a decrease in the trading volume of the Public Warrants, the fair value of the Warrants is determined by utilizing the Black-Scholes option pricing model. The primary driver of the change in fair value of the Warrants derived by such pricing method is the change in the trading price of the Company's Ordinary Shares, which trade under the symbol “NAMS.”

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a loss of $1.6 million for the three months ended March 31, 2026 compared to a gain of $4.3 million for the three months ended March 31, 2025. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $48.4 million for the three months ended March 31, 2026 compared to $39.5 million for the three months ended March 31, 2025. The individual components of the change are described above.

Liquidity and Capital Resources

Overview

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of obicetrapib. As a result, we are not yet profitable and have incurred losses in each annual period since our inception. As of March 31, 2026, we had an accumulated loss of $810.8 million. We expect to continue to incur significant losses for the foreseeable future.

We have historically funded our operations primarily through private and public placements of shares, the sale of convertible notes, proceeds from the Menarini License and the proceeds from the closing of the transactions contemplated by the Business Combination Agreement. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $707.3 million.

Sources of Liquidity

Menarini License and Menarini Supply Agreement

On June 23, 2022, we entered into the Menarini License, pursuant to which we granted Menarini an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property and our regulatory documentation to undertake post approval development activities and commercialize the Licensed Products (as defined in the Menarini License), for any use in the Menarini Territory (as defined in the Menarini License). Pursuant to the Menarini License, Menarini made a non-refundable, non-creditable upfront payment to us of €115 million. Menarini has also committed to providing us €27.5 million in funding for the research and development activities related to the Licensed Products over two years, all of which has been received to date, together with bearing 50% of any development costs incurred in respect of the pediatric population in the Menarini Territory. We are also eligible to receive up to €863 million upon the achievement of various clinical, regulatory and commercial milestones, of which €30 million has been received to date. If obicetrapib is approved, and successfully commercialized by Menarini, we will be entitled to tiered royalties ranging from the low double-digits to the mid-twenties as a percentage of net sales in the Menarini Territory, with royalty step-downs in the event of generic entrance or in respect of required third-party intellectual property payments. See the section titled “Business—Commercial” contained in our Annual Report for a full description of the Menarini License.

As of March 31, 2026, we have received a total of €30 million in milestone payments from Menarini, none of which was received in the three months ended March 31, 2026.

On August 12, 2025, we entered into the Menarini Supply Agreement, pursuant to which we will supply Menarini with the Drug Products. We will initially be Menarini’s exclusive supplier of the Drug Products and fulfill purchase orders based on periodic volume forecasts that Menarini is required to provide, a portion of which will be binding. The price to be paid by Menarini will be based on a specified mark-up to our “cost of goods sold” for the supplied Drug Products (as determined in accordance with the supply agreement), subject to periodic adjustments.

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

At-the-Market Offering

On August 9, 2024, we entered into an amended and restated sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $250 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the three months ended March 31, 2026, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

Warrants

In the three months ended March 31, 2026, 56,619 Warrants were exercised at an exercise price of $11.50 per Ordinary Share generating gross proceeds of $0.7 million. As of March 31, 2026, we had another 2,433,485 outstanding Warrants to purchase 2,433,485 Ordinary Shares, exercisable at an exercise price of $11.50 per share, which expire on November 23, 2027, at 5:00 p.m., Eastern Standard Time. Based on the exercise price of the Warrants, we may receive up to $28.0 million assuming the exercise of all Warrants outstanding as of March 31, 2026. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Ordinary Shares and the spread between the exercise price of the Warrant and the price of an Ordinary Share at the time of exercise. For example, to the extent that the trading price of the Ordinary Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the trading price of the Ordinary Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. The exercise price of the Warrants has at times exceeded the market price of the Ordinary Shares. To the extent that the price of our Ordinary Shares is below $11.50, we believe that the Warrant holders will be unlikely to cash exercise their warrants, resulting in little to no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their expiration and, as such, certain unexercised Warrants may expire worthless. As such, it is possible that we may never generate any additional cash proceeds from the exercise of our Warrants. We have not included, and do not intend to include, any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability that the Warrants are exercised over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
(In thousands of USD)	2026	2025
Net cash used in operating activities	(30,604)	(36,468)
Net cash (used in)/provided by investing activities	(11,509)	2,855
Net cash provided by financing activities	11,065	6,519
Foreign exchange differences	(1,332)	3,771
Cash at the beginning of the period	491,323	771,743
Cash at the end of the period	458,943	748,420

Net Cash Flows Used In Operating Activities

Net cash flows used in operating activities was $30.6 million in the three months ended March 31, 2026 compared to $36.5 million in the three months ended March 31, 2025, a decrease of $5.9 million. This change was primarily due to a reduction in operating expenses for the period partially offset by a change in working capital resulting from a decrease in accrued expenses.

Net Cash Flows (Used In)/Provided By Investing Activities

Net cash flows (used in)/provided by investing activities was $11.5 million in the three months ended March 31, 2026 compared to $2.9 million in the three months ended March 31, 2025, a change of $14.4 million. The change is primarily attributable to the purchases and maturities of marketable securities.

Net Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities was $11.1 million in the three months ended March 31, 2026 compared to $6.5 million in the three months ended March 31, 2025, an increase of $4.6 million. The increase primarily reflects an increase in proceeds received upon the exercise of options.

Operating Capital and Capital Expenditure Requirements

Third-Party Service Agreements

We have entered into a variety of agreements and financial commitments in the normal course of business with CROs, CMOs, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at March 31, 2026 they are estimated to be a maximum of $29.5 million due within one year and $8.9 million due in more than a year. As at March 31, 2026, we had cash, cash equivalents and marketable securities of $707.3 million which is sufficient to fund these obligations.

Leases

We are party to a services agreement (the “Naarden Lease”) pursuant to which an affiliate of Forbion leased us office space; an office lease agreement with Renaissance Aventura LLC, dated May 24, 2021, as amended April 9, 2024 and March 11, 2026 (as amended, the “Miami Lease”), and an office sublease agreement with GR8 People, Inc., dated April 2, 2024 (the “Yardley Lease”). Under the Naarden Lease, we are obligated to pay €40 thousand per year in rent. The Naarden Lease will continue until terminated by either us or the landlord. Pursuant to the Miami Lease, we were required to pay annual rent ranging from $75 thousand to $82 thousand, increasing from the low end of the range to the higher end of the range for each year of the lease. The Miami Lease expired by its terms on April 30, 2026. Pursuant to the Yardley Lease, we were required to pay annual rent ranging from $189 thousand to $194 thousand, increasing from the low end of the range to the higher end of the range for each year of the lease. The Yardley Lease expired by its terms on April 30, 2026.

Menarini License

We will be responsible for the development and commercialization costs related to Licensed Products (as defined in the Menarini License) other than those in the Menarini Territory (as defined in the Menarini License). In addition, under specified conditions of the agreement, we agreed to bear 50% of certain development costs incurred by the other party in the development of the Licensed Products in the Menarini Territory. See the section entitled “Business—Marketing and Sales” contained in the Annual Report on Form 10-K for a description of the Menarini License.

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

See Note 2 to our consolidated financial statements in the Annual Report on Form 10-K and Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a summary of significant accounting policies and the effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our principal financial liabilities consist of trade and other payables lease liabilities and derivative warrant liabilities. The main purpose of these financial liabilities is to finance our day-to-day operations. Our financial assets consist of prepayments and other receivables and cash, that are derived from our operating activities and funding.

We are exposed to market risk, credit risk and liquidity risk. Our senior management oversees the management of these risks. Our Board of Directors (the “Board of Directors”) reviews and approves policies for managing each of these risks, which are summarized below.

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

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to cash and trade and other payables denominated in currencies other than our functional currency, the

U.S. Dollar. As of March 31, 2026, our net exposure to foreign currency risk was $80.9 million, mainly related to the Euro. As of March 31, 2026, the effect of a hypothetical 1% change in exchange rates on currencies denominated in other than our functional currency would result in a potential change in future earnings in our consolidated statement of operations of approximately $0.8 million.

We partly manage our foreign currency risk by selectively holding foreign currency in our cash to offset foreign currency exposures from lease liabilities and trade and other payables. We plan to use this cash to settle future expenses we expect to incur in those foreign currencies.

Other Market Price Risk

As a result of the Business Combination, we have derivative warrant liabilities, which are measured at fair value through profit or loss. As at March 31, 2026 the fair value of the derivative warrant liabilities totaled $50.2 million. Prior to 2026, the fair value of the Warrants was determined using the last reported trading price of the Public Warrants which trade under the symbol “NAMSW.” Beginning in 2026, due to a decrease in the trading volume of the Public Warrants, the fair value of the Warrants is determined by utilizing the Black-Scholes option pricing model. The primary driver of the change in fair value of the Warrants derived by such pricing method is the change in the trading price of our Ordinary Shares which trade under the symbol “NAMS.” The value of the derivative warrant liability is directly correlated to the market price of our Ordinary Shares. With all other variables held constant, a 1% change in the market price of our Ordinary Shares would change the value of the derivative warrant liability by approximately 1% or $0.5 million.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.

“Topline” and preliminary data or observed trends from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we have disclosed and in the future may publicly disclose preliminary or “topline” data or observed trends from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the “topline” or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Additionally, trends that we observe at one point in a study or trial may not exist at the time of a later analysis or at the conclusion of a study or trial. “Topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, preliminary or “topline” data or trends should be viewed with caution until the final data and analyses are available.

For instance, we have conducted a preliminary review of blinded two-year data from our PREVAIL CVOT trial and have observed certain trends, including a Year 1 MACE event rate that is consistent with the event rate observed in BROADWAY and a greater than expected Year 1-to-Year 2 decline in MACE events, that have led us to prepare to conduct an interim analysis in that trial. However, the blinded PREVAIL data available to us is preliminary and subject to change as additional MACE events continue to be identified and adjudicated (including with respect to the Year 1-to-Year 2 period). Additionally, the Year 1 and Year 1-to-Year 2 MACE event trends observed to date may not be indicative of future trends. Our review of additional blinded data from PREVAIL as it becomes available could negatively impact our assessment of the potential benefits of conducting the interim analysis. Additionally, while we are currently observing a Year 1 MACE event rate in PREVAIL that is consistent with the event rate observed in BROADWAY, and a greater than expected Year 1 to Year 2 decline in MACE events, these trends are based on blinded data and may not be driven by a treatment effect of the obicetrapib treatment arm. For example, the MACE event rates in the placebo arm may be less than we expect due to continued advances in the standard of care for this patient population, heightened medical care and better risk factor management in trial participants or other currently unanticipated or unknown factors.

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

If the “topline” or preliminary data or observed trends that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, obicetrapib may be harmed, which could significantly harm our business, financial condition, results of operations and prospects.

Interim data or results of interim analyses from our clinical trials that we announce or publish from time to time may not meet pre-specified criteria or endpoints to support continuation of our clinical trials and may change as additional patient data become available.

We have disclosed and in the future may disclose interim data or results of interim analyses from our clinical trials. There is a risk that any interim data or the results of interim analyses we disclose in the future may not meet pre-specified criteria or endpoints to support continuation of the clinical trial. Interim data and analyses from clinical trials that we may complete are also subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data or results of interim analyses by us or by our competitors could result in volatility in the price of our Ordinary Shares.

For example, we expect to conduct an interim analysis of our Phase 3 PREVAIL CVOT in the fourth quarter of 2026. The interim analysis will be conducted by the DSMB for the trial and will remain blinded to us. Based on certain pre-specified criteria that we have set, as well as other considerations for which the DSMB has discretion, the DSMB may recommend that the trial be stopped early for efficacy or for futility or that the trial continue until the full target number of MACE events has occurred. The interim analysis will be based on a lower number of total MACE events than the trial protocol for PREVAIL contemplates being available at the conclusion of the trial and may, as a result, fail to detect a statistically significant treatment benefit of obicetrapib, if one exists. If, as a result of the interim analysis,the DSMB recommends that PREVAIL is discontinued for futility, our business prospects may be substantially harmed. If the trial is not stopped early for efficacy or futility, we expect to complete the trial by the end of 2027. Any material difference between the final data and any interim data or results of analyses we disclose could materially negatively impact our likelihood of receiving regulatory approval or, along with any other delays in our ability to file for marketing approval, could require significant additional time and expenditure.

If the interim data or results of interim analyses that we report do not support continuation of our clinical trials or differ from final results, our ability to obtain approval for, and commercialize, obicetrapib may be harmed, which could significantly harm our business, financial condition, results of operations and prospects.

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

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell obicetrapib profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major federal and state legislative initiatives and executive actions.

For example, the IRA sets forth meaningful changes to drug product reimbursement by Medicare. The IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D, effective in 2026, followed by 15 Part D drugs, effective in 2027, 15 Part B or Part D drugs, effective in 2028, and 20 Part B or Part D drugs, effective in 2029 and each year thereafter. This provision applies to drug products that have been approved for at least 7 years and biologics that have been licensed for 11 years, but it does not apply to drugs and biologics that have been approved only for rare diseases or conditions. Nonetheless, because CMS may establish a maximum price for these products in price negotiations, we may be exposed to government action if our product candidates, if approved, become the subject of Medicare price negotiations. Moreover, these provisions of the IRA may further heighten the risk that, if our product candidates are approved, we would not be able to achieve the expected return on such product candidates or realize the full value of the patents protecting them, including if prices are set after such product candidates have been on the market for seven years.

The IRA permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the negotiation program, including for certain orphan-designated drugs for which the only approved indication (or indications) is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D and fail to fall within a statutory exclusion, such as that for an orphan drug, those products could, after a period of time, be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The inflation rebates may require us to pay rebates if we increase the cost of a covered Medicare Part B or Part D approved product faster than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025, significantly lowers the beneficiary maximum out-of-pocket cost, and requires manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly designed Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. At the federal level, the Trump Administration has issued executive orders relating to prescription drug pricing and letters to pharmaceutical manufacturers that direct drug manufacturers to, among other things, offer most favored nation (“MFN”) pricing in Medicaid, offer MFN pricing for all newly launched drugs, repatriate increased revenue from abroad to lower drug prices in the United States and implement direct-to-consumer and direct-to-business distribution of their products at MFN pricing. The Trump Administration has warned that manufacturers that fail to make “significant progress” toward MFN pricing will face enumerated regulatory and enforcement consequences. In September 2025, the Administration began announcing deals with specific manufacturers to address the Administration’s MFN goals.

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

Moreover, pursuant to the Menarini License, Menarini is responsible for the commercialization and local development of obicetrapib in certain areas of Europe, if approved. In August 2025, the European Medicines Agency (the “EMA”) accepted for review the Marketing Authorization Applications (“MAAs”) submitted by Menarini for obicetrapib 10 mg monotherapy and the FDC of 10 mg obicetrapib plus 10 mg ezetimibe for the treatment of primary hypercholesterolemia, including heterozygous familial and non-familial or mixed dyslipidemia. Subsequently, MAAs were also submitted to regulators in the United Kingdom (“UK”) and Switzerland and accepted for review. We anticipate that Menarini will receive decisions on the MAAs from each of the regulators in the second half of 2026. Pursuant to the Menarini License, Menarini has sole discretion to set the price of the products in the European markets covered by its license. The price for prescription drug products in European and other non-U.S. markets is generally less, and in many cases significantly less, than the pricing for the same products sold in the United States. We expect the price of obicetrapib, if approved, in the European markets in which MAAs are currently under review by regulators, as well as the other European markets covered by the Menarini license, will be lower, and in most cases significantly lower, than the expected price for obicetrapib, if approved, in the United States. Since the European markets in which Menarini has sole discretion to set the price of obicetrapib may serve as benchmarks for any mandatory MFN pricing models, if adopted, we may be unable to control the MFN price that must be paid under the announced payment models, if adopted, or in any future efforts to adopt MFN pricing. As a result, these payment models and other efforts to impose MFN pricing could have a material adverse effect on our business, financial condition or results of operations, including the net sales potential of obicetrapib, if approved.

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

In December 2025, the European Parliament and the Council of the European Union reached a provisional agreement on legislation to amend the current EU pharmaceutical regulatory framework. The text of the new legislation is due to be released in late 2026 following formal adoption by both the Parliament and Council. The potential reforms include altering the conditions and periods of regulatory and/or marketing protections available for innovative products. Depending on the final wording of these reforms, a reduction in the potential period of marketing protection available for obicetrapib or any of our future product candidates may adversely affect the commercial viability of such products in the EU. These changes could adversely affect our business by reducing our protection against generic competitors entering the EU market. Depending on the progress of the EU Parliament and Council to finalize the text of the legislation, changes to EU pharmaceutical legislation are not expected to come into force until early 2027 and additional transitional periods mean that most changes will most likely not take effect until early 2029.

Changes in U.S. government policies, including increased tariffs, could adversely affect our business.

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

Recently, trade and tariff policies among the United States and other countries have been unsettled and are subject to frequent changes. In April 2025, the Administration imposed a baseline ten percent tariff on imports from all nations importing goods to the United States, with that baseline supplemented in certain cases by additional tariffs that vary by nation, product or industry. In February 2026, the U.S. Supreme Court ruled against the Administration’s use of tariffs under the International Emergency Economic Powers Act, but the Administration imposed a new worldwide tariff under other legal authority, effective for 150 days from February 24, 2026. While the baseline tariff has been temporarily reduced, the underlying trade tensions and the potential reimposition of elevated tariffs may continue to pose risks to global supply chains and economic relations. The imposition of tariffs generally has historically led to increased trade and political tensions between the United States and other countries in the international community. Retaliatory tariffs on U.S. goods have been imposed by, among others, China and Canada. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions could have a material adverse effect on our financial condition or results of operations. In addition, increased tariffs on critical raw materials, components, and finished goods could raise our production costs and disrupt our supply chain, which could adversely affect our clinical development activities. The actual impact of the new tariffs on our business is subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, potential retaliatory tariffs imposed by other countries, and the extent to which tariffs are imposed on finished or unfinished pharmaceutical products.

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

In December 2025, the EU Parliament and Council reached political agreement on the proposals to amend the current EU pharmaceutical regulatory framework. As discussed above, the final agreed text is likely to be released in late 2026, but it is generally expected that it will contain provisions that may cause additional pressure on pricing issues across the EU. For example, it is expected that the legislation will give EU member states the power, within one year of marketing authorization, to request that the marketing authorization holder places a product benefiting from regulatory data exclusivity protection or extended orphan market protection on its market in sufficient quantities and in the presentations necessary to cover patient needs. The request must be “proportionate” and may include: submission of a valid pricing and reimbursement application; participating in public procurement procedures; and establishing a roll-out plan. Failure to comply with the request within three years of the member state request would mean that regulatory data protection no longer applies in that member state and that the member state or EMA are able to validate generic/biosimilar applications after six years. However, the regulator cannot grant the marketing authorization until regulatory exclusivity has expired. The new legislation also provides for the loss of market protection or market exclusivity prolongation in the member state, meaning that generics/biosimilars may launch earlier. A separate parallel mechanism allows member states to request that marketing authorization holders for centrally authorized products launch and supply medicinal products benefiting from patent, supplementary patent term, regulatory data and extended orphan market protection. A failure by the marketing authorization holder to ensure adequate supplies may result in member state escalation to the European Commission. It is possible that these provisions could result in companies being forced to engage with member states that may otherwise be lower priority markets, which may result in downward pressure on price. Any changes to EU pharmaceutical legislation are not expected to come into force until 2027. Additional transitional periods mean that, while some of these changes may take effect in early 2028, others will most likely not take effect until early 2029

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Arrangements

On February 6, 2026, Ian Somaiya, our Chief Financial Officer terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) that he initially adopted on September 30, 2025 and that provided for the potential sale of up to 200,000 Ordinary Shares, subject to certain price thresholds and other conditions. 100,000 Ordinary Shares were sold under this arrangement prior to its termination. On March 27, 2026, Mr. Somaiya adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the potential sale of up to 200,000 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement's expiration date is June 30, 2027.

On February 23, 2026, Louise Kooij, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the potential sale of up to 210,000 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement's expiration date is December 30, 2026.

On February 27, 2026, Michael Davidson, our Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) that he initially adopted on September 29,

2025 and that provided for the potential sale of up to 750,000 Ordinary Shares, subject to certain price thresholds and other conditions. 306,293 Ordinary Shares were sold under this arrangement prior to its termination.

On March 31, 2026, Futurum B.V., an entity affiliated with John Kastelein, our Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the potential sale of up to 250,000 Ordinary Shares, subject to certain price thresholds and other conditions. The arrangement's expiration date is June 30, 2027.

Other than as discussed above, during the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or a non-10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1

English translation of the Deed of Conversion and Articles of Association of NewAmsterdam Pharma Company N.V. (incorporated by reference to Exhibit 1.1 to the Shell Company Report on Form 20-F (File No. 001-41562), filed with the SEC on November 28, 2022).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document and included in Exhibit 101

* The certifications attached as Exhibit 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NewAmsterdam Pharma Company N.V.

Dated: May 7, 2026	By:	/s/ Michael Davidson
Michael Davidson, M.D.
Chief Executive Officer and Director
(Principal Executive Officer and Authorized Signatory)

Dated: May 7, 2026	By:	/s/ Ian Somaiya
Ian Somaiya
Chief Financial Officer
(Principal Financial Officer)