Form 10-Q
period 2026-06-30
NewAmsterdam Pharma Co N.V.
filed 2026-08-05
CIK 1936258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 119,537,169 ordinary shares, nominal value €0.12 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
(In thousands of USD)
Assets
Current assets:
Cash and cash equivalents	424,151	490,002
Prepayments and other receivables	23,996	38,138
Marketable securities, current	209,703	146,239
Restricted cash	1,357	1,321
Total current assets	659,207	675,700
Marketable securities, net of current portion	44,409	92,609
Property, plant and equipment, net	411	383
Operating right of use asset	82	185
Intangible assets	343	407
Total assets	704,452	769,284
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	5,422	8,970
Accrued expenses and other current liabilities	10,277	15,422
Deferred revenue, current	2,797	3,987
Lease liability, current	26	136
Derivative warrant liabilities	54,452	57,272
Total current liabilities	72,974	85,787
Lease liability, net of current portion	56	66
Total liabilities	73,030	85,853
Commitments and contingencies (Note 12)
Shareholders' Equity:
Ordinary shares, €0.12 par value; 400,000,000 shares authorized; 117,651,697 and 114,399,326 shares issued and outstanding as at June 30, 2026 and December 31, 2025, respectively	14,735	14,278
Additional paid-in capital	1,487,792	1,426,750
Accumulated loss	(874,966)	(762,390)
Accumulated other comprehensive income	3,861	4,793
Total shareholders' equity	631,422	683,431
Total liabilities and shareholders' equity	704,452	769,284

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
(In thousands of USD, except per share amounts)
Revenue	3,701	19,145	6,741	22,123
Operating expenses:
Research and development expenses	41,673	27,516	79,682	72,267
Selling, general and administrative expenses	26,892	27,264	50,343	54,416
Total operating expenses	68,565	54,780	130,025	126,683
Operating loss	(64,864)	(35,635)	(123,284)	(104,560)
Other income (expense):
Interest income	5,810	7,055	11,460	14,406
Fair value change – earnout	—	—	—	3,992
Fair value change – warrants	(4,555)	2,590	1,387	16,352
Foreign exchange gains/(losses)	(526)	8,626	(2,139)	12,919
Loss before tax	(64,135)	(17,364)	(112,576)	(56,891)
Income tax expense	—	—	—	—
Loss for the period	(64,135)	(17,364)	(112,576)	(56,891)
Other comprehensive income/(loss)
Unrealized gain/(loss) on available-for-sale securities, net of tax	(360)	(107)	(932)	(140)
Total comprehensive loss for the period, net of tax	(64,495)	(17,471)	(113,508)	(57,031)
Net loss per ordinary share
Basic and diluted	$(0.52)	$(0.15)	$(0.92)	$(0.48)

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Shareholders' Equity

(Unaudited)

(In thousands of USD, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2024	108,064,340	13,444	1,298,160	(558,571)	4,467	757,500
Issuance of Earnout Shares	1,743,136	226	40,581	—	—	40,807
Exercise of Pre-Funded Warrants	1,293,938	162	(162)	—	—	—
Exercise of warrants	15,942	2	410	—	—	412
Exercise of stock options	909,140	116	2,875	—	—	2,991
Vesting of RSUs	142,795	18	(18)	—	—	—
Share-based compensation	—	—	15,213	—	—	15,213
Total loss and comprehensive loss for the period	—	—	—	(39,527)	(33)	(39,560)
As at March 31, 2025	112,169,291	13,968	1,357,059	(598,098)	4,434	777,363
Exercise of warrants	100	—	2	—	—	2
Exercise of stock options	340,317	46	3,378	—	—	3,424
Vesting of RSUs	206	—	—			—
Share-based compensation	—	—	15,179	—	—	15,179
Total loss and comprehensive loss for the period	—	—	—	(17,364)	(107)	(17,471)
As at June 30, 2025	112,509,914	14,014	1,375,618	(615,462)	4,327	778,497

Balance at December 31, 2025	114,399,326	14,278	1,426,750	(762,390)	4,793	683,431
Exercise of warrants	56,619	8	1,745	—	—	1,753
Exercise of stock options	1,971,548	278	10,771	—	—	11,049
Vesting of RSUs	214,163	30	(30)	—	—	—
Share-based compensation	—	—	18,002	—	—	18,002
Total loss and comprehensive loss for the period	—	—	—	(48,441)	(572)	(49,013)
As at March 31, 2026	116,641,656	14,594	1,457,238	(810,831)	4,221	665,222
Exercise of warrants	12,752	2	476	—	—	478
Exercise of stock options	971,668	135	11,701	—	—	11,836
Vesting of RSUs	25,621	4	(4)	—	—	—
Share-based compensation	—	—	18,381	—	—	18,381
Total loss and comprehensive loss for the period	—	—	—	(64,135)	(360)	(64,495)
As at June 30, 2026	117,651,697	14,735	1,487,792	(874,966)	3,861	631,422

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2026	2025
(In thousands of USD)
Operating activities:
Loss for the period	(112,576)	(56,891)
Non-cash adjustments to reconcile loss for the period to net cash flows:
Depreciation and amortization	121	97
Non-cash rent expense	(13)	3
Fair value change - derivative earnout and warrants	(1,387)	(20,344)
Loss on disposal of property, plant and equipment	18	—
Foreign exchange (gains)/losses	2,139	(12,919)
Amortization of premium/discount on available-for-sale debt securities	(42)	(985)
Share-based compensation	36,383	30,392
Changes in working capital:
Changes in prepayments and other receivables	15,354	(5,830)
Changes in accounts payable	(3,480)	1,860
Changes in accrued expenses and other current liabilities	(5,145)	(3,514)
Changes in deferred revenue	(1,190)	(6,008)
Net cash used in operating activities	(69,818)	(74,139)
Investing activities:
Purchase of property, plant and equipment, including internal use software	(118)	(104)
Maturities of marketable securities	97,500	37,163
Purchases of marketable securities	(113,653)	(193,340)
Net cash used in investing activities	(16,271)	(156,281)
Financing activities:
Transaction costs on December 2024 issue of Ordinary Shares and Pre-Funded Warrants	—	(1,586)
Proceeds from exercise of warrants	798	184
Proceeds from exercise of options	21,308	11,346
Net cash provided by financing activities	22,106	9,944
Net change in cash, cash equivalents and restricted cash	(63,983)	(220,476)
Foreign exchange differences	(1,832)	12,597
Cash, cash equivalents and restricted cash at the beginning of the period	491,323	771,743
Cash, cash equivalents and restricted cash at the end of the period	425,508	563,864
Noncash financing and investing activities
Issuance of earnout shares	—	40,807

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	424,151	563,864
Restricted cash	1,357	—
	425,508	563,864

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements should be read together with our audited financial statements and accompanying notes for year ended December 31, 2025, included in our Annual Report on Form 10-K (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2026. Any terms not defined herein take the meaning as defined in the Annual Report. The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and, accordingly, the balance sheet as at December 31, 2025 included herein has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year. The unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries. Any reference in these notes to the applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

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

Revenue consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands of USD)	2026	2025	2026	2025
License revenue attributed from R&D performance obligation	—	19,145	—	22,123
Supply revenue	3,701	—	6,741	—
Total revenue	3,701	19,145	6,741	22,123

The following table presents changes in the balance of the Company’s deferred revenue for the six months ended June 30, 2026:

(In thousands of USD)
Beginning balance on January 1, 2026	3,987
Addition of deferred revenue during the period	2,797
Adjustment to deferred revenue during the period	(286)
Revenue recognized during the period	(3,701)
Ending balance on June 30, 2026	2,797

Note 4. Cash, cash equivalents and marketable securities

A summary of cash, cash equivalents and marketable securities held by the Company as at June 30, 2026 and December 31, 2025 is as follows:

	As at June 30, 2026
(In thousands of USD)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Cash and cash equivalents:
Cash	160,175	—	—	160,175
Money market funds (Level 1)	263,976	—	—	263,976
Total cash and cash equivalents	424,151	—	—	424,151
Marketable securities
US government securities due within one year (Level 1)	182,740	7	(276)	182,471
US government agency securities due within one year (Level 2)	27,267	—	(35)	27,232
US government securities due between one and two years (Level 1)	26,812	—	(158)	26,654
US government agency securities due between one and two years (Level 2)	17,854	—	(99)	17,755
Total marketable securities	254,673	7	(568)	254,112

	As at December 31, 2025
(In thousands of USD)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Cash and cash equivalents:
Cash	219,394	—	—	219,394
Money market funds (Level 1)	270,608	—	—	270,608
Total cash and cash equivalents	490,002	—	—	490,002
Marketable securities
US government securities due within one year (Level 1)	138,083	206	—	138,289
US government agency securities due within one year (Level 2)	7,946	5	(1)	7,950
US government securities due between one and two years (Level 1)	70,701	131	(2)	70,830
US government agency securities due between one and two years (Level 2)	21,747	33	(1)	21,779
Total marketable securities	238,477	375	(4)	238,848

Note 5. Fair Value Measurements

As at June 30, 2026 and December 31, 2025, the Company’s financial liabilities recognized at fair value on a recurring basis consisted of the following:

	As at June 30, 2026
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	—	50,551	—	50,551
Derivative warrant liability (Private Placement Warrants)	—	3,901	—	3,901
Total financial liabilities	—	54,452	—	54,452

	As at December 31, 2025
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	53,431	—	—	53,431
Derivative warrant liability (Private Placement Warrants)	—	3,841	—	3,841
Total financial liabilities	53,431	3,841	—	57,272

During the six months ended June 30, 2026, the Company transferred its Public Warrant liability from Level 1 to Level 2.

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

Note 6. Prepayments and Other Receivables

Prepayments and other receivables consisted of the following:

(In thousands of USD)	June 30, 2026	December 31, 2025
Prepaid research and development costs	16,348	13,149
Other prepaid expenses	2,303	1,837
License fee receivable	—	16,156
Value added tax receivable	235	231
Other receivables	5,110	6,765
Total prepayments and other receivables	23,996	38,138

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands of USD)	June 30, 2026	December 31, 2025
Accrued research and development materials and services	2,878	4,322
Accrued compensation and benefits	5,568	9,355
Accrued professional fees and other	1,831	1,745
Total accrued expenses and other current liabilities	10,277	15,422

Note 8. Shareholders’ Equity

At-the-Market Offering

On August 9, 2024, the Company entered into an amended and restated sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which the Company may issue and sell from time to time up to $250 million of the Company's Ordinary Shares through or to TD Cowen as the sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the six months ended June 30, 2026, the Company did not sell any Ordinary Shares pursuant to the Sales Agreement.

Note 9. Share-Based Compensation

The Company has four Share-based payment plans in place as at June 30, 2026:

•
the Company’s Long-Term Incentive Plan (the “LTIP Plan”);
•
the Company’s Supplementary Long-Term Incentive Plan (the “Supplementary Plan”);
•
the Company’s Rollover Option Plan (the “Rollover Plan”); and
•
the Company’s Inducement Plan (the “Inducement Plan,” together with the LTIP Plan, the Supplementary Plan and the Rollover Plan, the “Plans”)

The Plans

The Plans are equity-settled, and the Company may grant various forms of equity awards, including the granting of options to purchase Ordinary Shares (“Company Options”) and restricted stock units (“RSUs”), pursuant to the Plans. In total, as of June 30, 2026, a maximum of 34,155,321 Ordinary Shares may be reserved for issuance pursuant to the Plans. The number of Ordinary Shares reserved for grant under the LTIP Plan will increase annually on January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Company’s Board of Directors.

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

Modification of Company Option and RSUs:

During the six months ended June 30, 2026, a total of 655,171 Company Options and 9,000 RSUs granted to an employee were modified. For the 9,000 RSUs, the vesting period was shortened. For 226,930 of the modified Company Options, the vesting period was shortened and the exercise period extended. For the remaining modified 428,241 Company Options, only the exercise period was extended. At the modification date, 124,033 of the modified Company Options and the 9,000 modified RSUs were not probable of vesting under the original terms, and the total fair value of the modified awards of $2.3 million was recognized as an expense. Any expense previously recognized for such Company Options and RSUs was reversed on the modification date, and the full fair value of the modified Company Options and RSUs was recognized immediately. For the remaining 531,138 modified Company Options, which were probable of vesting under both the original and modified terms, and the incremental fair value of $0.1 million was recognized on the modification date.

The changes for the six months ended June 30, 2026 in the number of Company Options outstanding and their related weighted average exercise prices are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of USD)
Outstanding as at December 31, 2025	20,625,368	$13.62
Granted	2,339,540	$34.91
Exercised	(2,943,216)	$7.78
Forfeited	(149,779)	$23.11
Outstanding as at June 30, 2026	19,871,913	$16.91	7.6	340,768
Options exercisable as at June 30, 2026	10,655,873	$12.39	6.9	229,125

The weighted average grant date fair value of Company Options, estimated as of the grant date using the Black-Scholes option pricing model, was $20.43, and $12.68 per option for options granted during the six months ended June 30, 2026 and 2025, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of Company Options exercised during the six months ended June 30, 2026 and 2025 was $76.9 million and $20.1 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Six months ended June 30,
	2026	2025
Expected life (years)	6.1	6.1
Risk-free rate	3.8%	4.4%
Volatility	52.2%	47.5%
Dividend yield	0.0%	0.0%

Expected Term

The expected term represents the period that the Company Options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The Company utilizes this method due to lack of historical exercise data and the plain-vanilla nature of the Company Options.

Expected Volatility

Since the Company was privately held through November 2022, it alone does not have sufficient relevant company-specific historical data to support its expected volatility alone. In prior periods, due to the insufficiency of historical volatility data on the Company’s own securities, the expected volatility input was determined using comparable companies alone. Beginning on January 1, 2024, the expected volatility input was determined using a weighted average calculation considering the volatility of the Company’s own securities and the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Initially, the volatility of the Company’s Ordinary Shares is assigned a weighting of 10%. This weighting will be increased by 5% per calendar quarter (i.e. 55% in the second quarter of 2026), until the expected volatility input is based entirely on the historical volatility of the Company’s Ordinary Shares. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the Company Options. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the Company Options.

Risk-Free Interest Rate

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected term of the Company Options.

Expected Dividend Yield

The expected dividend yield is zero as the Company currently has no history or expectation of declaring dividends on its Ordinary Shares.

Restricted Stock Units

The changes for the six months ended June 30, 2026 in the number of RSUs outstanding are as follows:

	Number of RSUs	Weighted average Fair Value Per Share
Outstanding as at December 31, 2025	728,283	$25.28
Granted	514,990	$34.89
Vested	(239,784)	$25.13
Forfeited/Cancelled	(10,073)	$31.41
Outstanding as at June 30, 2026	993,416	$30.23

The following summarizes the share-based compensation expense recognized by type of award and line-item:

	Three months ended June 30,		Six months ended June 30,
(in thousands of USD)	2026	2025	2026	2025
Share-based compensation expense by type of award
Share options	14,365	12,518	28,375	25,090
Restricted stock units	4,016	2,661	8,008	5,302
Total share-based compensation expense	18,381	15,179	36,383	30,392
Share-based compensation expense by line-item
Research and development expenses	5,903	5,108	12,751	10,331
Selling, general and administrative expenses	12,478	10,071	23,632	20,061
Total share-based compensation expense	18,381	15,179	36,383	30,392

As of June 30, 2026, there was $53.0 million and $17.4 million of unrecognized compensation cost related to Company Options and RSUs, respectively, that have not yet vested. These costs are expected to be recognized over a weighted average period until fully vested of 3.0 years and 2.2 years for the Company Options and RSUs, respectively.

Employee Stock Purchase Plan

During the six months ended June 30, 2026, the Company adopted and its shareholders approved the New Amsterdam Pharma Company N.V. 2026 Employee Stock Purchase Plan (the “ESPP”), which is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423(b) of the Internal Revenue Code. The aggregate number of Ordinary Shares authorized for issuance under the ESPP is 1,150,000. Under the ESPP, eligible employees of the Company who elect to participate are granted an option to purchase Ordinary Shares at 85% of the lower of the fair market value of the Ordinary Shares on either the first day of the offering period or on the applicable purchase date. The ESPP permits participating employees to make contributions, in the form of payroll deductions, to purchase Ordinary Shares in an amount between 1%-15% of eligible compensation, subject to limits specified in the plan document and the Internal Revenue Code. The Company estimates the fair value using the Black-Scholes model as of the commencement date of the offering period and recognizes share-based compensation on a straight-line basis over the offering period.

The initial six-month offering period under the ESPP commenced on July 1, 2026.

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

The following table presents the adjusted loss before taxes for the Company’s single segment for each of the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
(In thousands of USD)	2026	2025	2026	2025
Revenue	3,701	19,145	6,741	22,123
Interest income	5,810	7,055	11,460	14,406
Less:
Personnel expense	12,657	9,900	24,449	20,063
External R&D expense	26,705	14,577	45,127	43,904
Manufacturing expense	2,781	4,289	10,357	10,130
Regulatory expense	1,277	1,025	1,979	2,042
Commercial programs	2,803	5,396	4,916	11,303
General and administrative expense	3,872	4,307	6,588	8,629
Depreciation and amortization	89	107	226	220
Segment adjusted loss before tax	(40,673)	(13,401)	(75,441)	(59,762)
Reconciliation to consolidated net loss
Share-based compensation expense	(18,381)	(15,179)	(36,383)	(30,392)
Change in fair value - derivatives	(4,555)	2,590	1,387	20,344
Foreign exchange gains/(losses)	(526)	8,626	(2,139)	12,919
Income tax expense	—	—	—	—
Consolidated net loss for the period	(64,135)	(17,364)	(112,576)	(56,891)

Note 11. Net Loss per Ordinary Share

For the purposes of calculating the weighted-average number of Ordinary Shares outstanding, the Ordinary Shares underlying the outstanding pre-funded warrants to purchase Ordinary Shares (the “Pre-Funded Warrants”) issued in the February 2024 Offering and the December 2024 Offering are included.

Basic and diluted net loss per Ordinary Share was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of USD, except share and per share amounts)	2026	2025	2026	2025
Net loss	(64,135)	(17,364)	(112,576)	(56,891)
Weighted average Ordinary Shares outstanding, basic and diluted	123,370,232	118,556,492	122,547,689	117,347,434
Net loss per Ordinary Share, basic and diluted	(0.52)	(0.15)	(0.92)	(0.48)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average Ordinary Shares outstanding as they would be anti-dilutive:

	As at June 30,
	2026	2025
Stock options	19,871,913	22,204,136
Restricted stock units	993,416	718,584
Outstanding warrants	2,420,733	2,616,539
Total	23,286,062	25,539,259

Note 12. Commitments and Contingencies

Commitments

The Company has, in the normal course of business, entered into a variety of agreements and financial commitments with contract research organizations, contract manufacturing organizations, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide the Company with the option to cancel, reschedule and adjust its requirements based on the Company’s business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of the Company’s service providers, up to the date of cancellation. However, some of the Company’s service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at June 30, 2026 they are estimated to be a maximum of $62.0 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report, and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2026. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in the Annual Report and this Quarterly Report. Our operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period.

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

We have partnered with A. Menarini International Licensing S.A. (“Menarini”), providing them with the exclusive rights to commercialize obicetrapib 10 mg, either as a sole active ingredient product or in a FDC with ezetimibe (the “Licensed Products”), in the majority of European countries (the Menarini Territory), if approved. In August 2025, the European Medicines Agency (the “EMA”) accepted for review the Marketing Authorization Applications (“MAAs”) submitted by Menarini for obicetrapib 10 mg monotherapy and the FDC of 10 mg obicetrapib plus 10 mg ezetimibe for the treatment of primary hypercholesterolemia, including heterozygous familial and non-familial or mixed dyslipidemia. Subsequently, MAAs were also submitted to regulators in the United Kingdom (“UK”) and Switzerland and accepted for review. The submissions are supported by data from the BROADWAY, BROOKLYN, and TANDEM pivotal Phase 3 trials. In July 2026, we announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA has adopted a positive opinion recommending marketing authorization for obicetrapib 10 mg monotherapy and 10 mg obicetrapib plus 10 mg ezetimibe fixed-dose combination (“FDC”) for patients with primary hypercholesterolemia, both heterozygous familial (“HeFH”) and non-familial or mixed dyslipidemia. We anticipate that Menarini will receive decisions on the MAAs from each of the regulators later this year. If the MAAs are approved by the regulators, Menarini will be required to use commercially reasonable efforts to commercialize obicetrapib in the Menarini Territory and could potentially launch these products in the fourth quarter of 2026 in Germany and the UK.

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

Interest Income

Interest income is recognized using the effective interest rate method. Interest income for the three and six months ended June 30, 2026 and 2025 is related to interest earned on cash, cash equivalents, restricted cash and marketable securities.

Net Foreign Exchange Gain/Loss

Our exchange gain/loss relates mainly to cash balances denominated in foreign currencies, but also to transactions denominated in foreign currencies. Our foreign currency exposure is mainly related to the Euro. As of June 30, 2026, our net exposure to foreign currency risk was $72.6 million, as compared to $95.6 million as of December 31, 2025.

Income Tax

We have a history of losses and therefore have incurred de minimis amounts of corporate tax. We expect to continue incurring losses as we continue to invest in our clinical and preclinical development programs. Consequently, any deferred tax assets are fully offset by a valuation allowance on our balance sheet.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the three months ended June 30,
(In thousands of USD)	2026	2025	Change
Revenue	3,701	19,145	(15,444)
Operating Expenses:
Research and development expenses	41,673	27,516	14,157
Selling, general and administrative expenses	26,892	27,264	(372)
Total operating expenses	68,565	54,780	13,785
Operating Loss	(64,864)	(35,635)	(29,229)
Other income (expense):
Interest Income	5,810	7,055	(1,245)
Fair value change - warrants	(4,555)	2,590	(7,145)
Foreign exchange gains/(losses)	(526)	8,626	(9,152)
Loss before tax	(64,135)	(17,364)	(46,771)
Income tax expense	—	—	—
Loss for the period	(64,135)	(17,364)	(46,771)

Explanatory Note to Aid Comparison

In prior periods, including the three months ended June 30, 2025, costs related to medical affairs activities and personnel were classified within selling, general and administrative expenses. Due to changes in the nature of activities performed by our medical affairs function, certain such costs, including personnel costs, are classified in accordance with U.S. GAAP as research and development expenses in the three and six months ended June 30, 2026. Costs associated with our medical affairs function totaled $4.6 million in the three months ended June 30, 2025, of which $3.1 million were personnel costs, compared to total costs of $4.3 million in the three months ended June 30, 2026, of which $2.9 million were personnel costs.

Revenue

Revenue was $3.7 million for the three months ended June 30, 2026 compared to $19.1 million for the three months ended June 30, 2025, a decrease of $15.4 million, or 81%. This decrease is largely due to the recognition of $16.1 million of revenue in the comparative period related to the second installment of development cost contributions under the Menarini License, which did not recur in the current period.

Research and Development Expenses

Research and development expenses were $41.7 million for the three months ended June 30, 2026 compared to $27.5 million for the three months ended June 30, 2025, an increase of $14.2 million, or 52%. This was primarily driven by:

•
an $11.1 million increase in clinical expenses mainly due to the initiation of clinical trials and increased costs associated with the progression of ongoing trials, as well as credits received upon the close-out of trials in the comparative period that did not recur in the current period;
•
a $3.3 million increase in personnel expenses related to research and development activities, including the impact of including medical affairs related personnel costs in the current period, as discussed above. The remainder of the change is primarily driven by increased recruitment and employment costs for individuals involved within the research and development activities to support the growth of the organization, together with an offsetting $2.5 million decrease related to a payroll tax relief grant received in the Netherlands; and
•
a $0.7 million increase in non-clinical expenses due to greater activity related to pipeline expansion and product lifecycle management;

partially offset by:

•
a $1.5 million decrease in manufacturing expenses primarily attributable to commercial manufacturing capability investments made in the comparative period, which did not recur in the current period.

The following table summarizes our research and development expenses for the periods indicated:

	For the three months ended June 30,
(In thousands of USD)	2026	2025	Change
Clinical expenses	24,047	12,969	11,078
Non-clinical expenses	2,300	1,580	720
Personnel expenses	10,910	7,625	3,285
Manufacturing costs	2,776	4,289	(1,513)
Regulatory expenses	1,294	1,025	269
Other research and development costs	346	28	318
Total research and development expenses	41,673	27,516	14,157

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $26.9 million for the three months ended June 30, 2026 compared to $27.3 million for the three months ended June 30, 2025, a decrease of $0.4 million or 1%. This was primarily driven by:

•
a $3.0 million decrease in marketing and communication expenses. The decrease is primarily driven by the change in the nature of medical affairs related costs, as described above; and
•
a $0.5 million decrease in intellectual property expenses primarily driven by costs related to worldwide patent filings incurred in the comparative period, which did not recur in the current period;

partially offset by:

•
a $2.7 million increase in share-based compensation costs and increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization and operation as a public company. These increases are partially offset by the reclassification of medical affairs costs, as discussed above.

Interest Income

Interest income was $5.8 million for the three months ended June 30, 2026 compared to $7.1 million for the three months ended June 30, 2025, a decrease of $1.3 million or 18%. This decrease was largely driven by a decrease in the amount of cash, cash equivalents and marketable debt securities on which interest was earned.

Fair Value Change - Warrants

Fair value change - warrants was a loss of $4.6 million for the three months ended June 30, 2026 compared to a gain of $2.6 million for the three months ended June 30, 2025. Prior to 2026, the fair value of the Warrants was determined using the last reported trading price of the Public Warrants, which trade under the symbol “NAMSW.” Beginning in 2026, due to a decrease in the trading volume of the Public Warrants, the fair value of the Warrants is determined by utilizing the Black-Scholes option pricing model. The primary driver of the change in fair value of the Warrants derived by such pricing method is the change in the trading price of the Company's Ordinary Shares, which trade under the symbol “NAMS.”

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a loss of $0.5 million for the three months ended June 30, 2026 compared to a gain of $8.6 million for the three months ended June 30, 2025. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $64.1 million for the three months ended June 30, 2026 compared to $17.4 million for the three months ended June 30, 2025, an increase of $46.7 million. The individual components of the change are described above.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the six months ended June 30,
(In thousands of USD)	2026	2025	Change
Revenue	6,741	22,123	(15,382)
Operating Expenses:
Research and development expenses	79,682	72,267	7,415
Selling, general and administrative expenses	50,343	54,416	(4,073)
Total operating expenses	130,025	126,683	3,342
Operating Loss	(123,284)	(104,560)	(18,724)
Other income (expense):
Interest Income	11,460	14,406	(2,946)
Fair value change - earnout	—	3,992	(3,992)
Fair value change - warrants	1,387	16,352	(14,965)
Foreign exchange gains/(losses)	(2,139)	12,919	(15,058)
Loss before tax	(112,576)	(56,891)	(55,685)
Income tax expense	—	—	—
Loss for the period	(112,576)	(56,891)	(55,685)

Explanatory Note to Aid Comparison

In prior periods, including the six months ended June 30, 2025, costs related to medical affairs activities and personnel were classified within selling, general and administrative expenses. Due to changes in the nature of activities performed by our medical affairs function, certain such costs, including personnel costs, are classified in accordance with U.S. GAAP as research and development expenses in the six months ended June 30, 2026. Costs associated with our medical affairs function totaled $9.7 million in the six months ended June 30, 2025, of which $6.1 million were personnel costs, compared to total costs of $8.8 million in the six months ended June 30, 2026, of which $6.1 million were personnel costs.

Revenue

Revenue was $6.7 million for the six months ended June 30, 2026 compared to $22.1 million for the six months ended June 30, 2025, a decrease of $15.4 million, or 70%. This decrease was largely due to the recognition of $16.1 million of revenue related to the second installment of development cost contributions under the Menarini License in the comparative period.

Research and Development Expenses

Research and development expenses were $79.7 million for the six months ended June 30, 2026 compared to $72.3 million for the six months ended June 30, 2025, an increase of $7.4 million, or 10%. This was primarily driven by a:

•
a $2.7 million increase in clinical expenses mainly due to the initiation of clinical trials and increased costs associated with the progression of ongoing trials, partially offset by the completion of Phase 3 clinical trials in the first half of 2025; and
•
a $6.0 million increase in personnel expenses related to research and development activities, including the impact of including medical affairs related personnel costs in the current period, as discussed above. The remainder of the change is primarily driven by increased recruitment and employment costs for individuals involved within the research and development activities to support the growth of the organization, together with an offsetting $5.7 million decrease related to a payroll tax relief grant received in the Netherlands;

partially offset by:

•
a $2.1 million decrease in non-clinical expenses due to reduced activity in the first quarter related to pipeline expansion and product lifecycle management.

The following table summarizes our research and development expenses for the periods indicated:

	For the six months ended June 30,
(In thousands of USD)	2026	2025	Change
Clinical expenses	39,727	36,979	2,748
Non-clinical expenses	4,723	6,863	(2,140)
Personnel expenses	22,219	16,191	6,028
Manufacturing costs	10,348	10,130	218
Regulatory expenses	1,995	2,042	(47)
Other research and development costs	670	62	608
Total research and development expenses	79,682	72,267	7,415

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $50.3 million for the six months ended June 30, 2026 compared to $54.4 million for the six months ended June 30, 2025, a decrease of $4.1 million or 8%. This was primarily driven by:

•
a $6.7 million decrease in marketing and communication expenses. The decrease is primarily driven by the change in the nature of medical affairs related costs, as described above, together with a $1.4 million reduction driven by lower market research spending;
•
a $1.2 million decrease in costs related to our intellectual property primarily driven by worldwide patent filings incurred in the comparative period, which did not recur in the current period; and
•
a $0.9 million decrease in legal expenses primarily due to the transition of legal advisory services in-house;

partially offset by:

•
a $4.3 million increase in share-based compensation costs and increased recruitment and employment costs for individuals involved with administrative and commercial preparedness activities to support the growth of the organization and operation as a public company. These increases are partially offset by the reclassification of medical affairs costs, as discussed above.

Interest Income

Interest income was $11.5 million for the six months ended June 30, 2026 compared to $14.4 million for the six months ended June 30, 2025, a decrease of $2.9 million or 20%. This decrease was largely driven by a decrease in the amount of cash, cash equivalents and marketable debt securities on which interest was earned.

Fair Value Change - Earnout

Fair value change - earnout was a nil for the six months ended June 30, 2026 compared to a gain of $4.0 million for the six months ended June 30, 2025. The earnout liability was settled in full in March 2025.

Fair Value Change - Warrants

Fair value change - warrants was a gain of $1.4 million for the six months ended June 30, 2026 compared to a gain of $16.4 million for the six months ended June 30, 2025. Prior to 2026, the fair value of the Warrants was determined using the last reported trading price of the Public Warrants, which trade under the symbol “NAMSW.” Beginning in 2026, due to a decrease in the trading volume of the Public Warrants, the fair value of the Warrants is determined by utilizing the Black-Scholes option pricing model. The primary driver of the change in fair value of the Warrants derived by such pricing method is the change in the trading price of the Company's Ordinary Shares, which trade under the symbol “NAMS.”

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a loss of $2.1 million for the six months ended June 30, 2026 compared to a gain of $12.9 million for the three months ended June 30, 2025. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $112.6 million for the six months ended June 30, 2026 compared to $56.9 million for the six months ended June 30, 2025, an increase of $55.7 million. The individual components of the change are described above.

Liquidity and Capital Resources

Overview

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of obicetrapib. As a result, we are not yet profitable and have incurred losses in each annual period since our inception. As of June 30, 2026, we had an accumulated loss of $875.0 million. We expect to continue to incur significant losses for the foreseeable future.

We have historically funded our operations primarily through private and public placements of shares, the sale of convertible notes, proceeds from the Menarini License and the proceeds from the closing of the transactions contemplated by the Business Combination Agreement. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $678.3 million.

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

As of June 30, 2026, we have received a total of €30 million in milestone payments from Menarini, none of which was received in the six months ended June 30, 2026.

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

At-the-Market Offering

On August 9, 2024, we entered into an amended and restated sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $250 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the six months ended June 30, 2026, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

Warrants

In the six months ended June 30, 2026, 69,371 Warrants were exercised at an exercise price of $11.50 per Ordinary Share generating gross proceeds of $0.8 million. As of June 30, 2026, we had another 2,420,733 outstanding Warrants to purchase 2,420,733 Ordinary Shares, exercisable at an exercise price of $11.50 per share, which expire on November 23, 2027, at 5:00 p.m., Eastern Standard Time. Based on the exercise price of the Warrants, we may receive up to $27.8 million assuming the exercise of all Warrants outstanding as of June 30, 2026. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Ordinary Shares and the spread between the exercise price of the Warrant and the price of an Ordinary Share at the time of exercise. For example, to the extent that the trading price of the Ordinary Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the trading price of the Ordinary Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. The exercise price of the Warrants has at times exceeded the market price of the Ordinary Shares. To the extent that the price of our Ordinary Shares is below $11.50, we believe that the Warrant holders will be unlikely to cash exercise their warrants, resulting in little to no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their expiration and, as such, certain unexercised Warrants may expire worthless. As such, it is possible that we may never generate any additional cash proceeds from the exercise of our Warrants. We have not included, and do not intend to include, any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability that the Warrants are exercised over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
(In thousands of USD)	2026	2025
Net cash used in operating activities	(69,818)	(74,139)
Net cash used in investing activities	(16,271)	(156,281)
Net cash provided by financing activities	22,106	9,944
Foreign exchange differences	(1,832)	12,597
Cash, cash equivalents and restricted cash at the beginning of the period	491,323	771,743
Cash, cash equivalents and restricted cash at the end of the period	425,508	563,864

Net Cash Flows Used In Operating Activities

Net cash flows used in operating activities was $69.8 million in the six months ended June 30, 2026 compared to $74.1 million in the six months ended June 30, 2025, a decrease of $4.3 million. This change was primarily driven by favorable working capital changes, including a decrease in prepayments and other receivables and an increase in accounts payable, partially offset by an increase in operating expenses for the period .

Net Cash Flows Used In Investing Activities

Net cash flows used in investing activities was $16.3 million in the six months ended June 30, 2026 compared to $156.3 million in the six months ended June 30, 2025, a change of $140.0 million. The change is primarily attributable to the purchases and maturities of marketable securities.

Net Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities was $22.1 million in the six months ended June 30, 2026 compared to $9.9 million in the six months ended June 30, 2025, an increase of $12.2 million. The increase primarily reflects an increase in proceeds received upon the exercise of options.

Operating Capital and Capital Expenditure Requirements

Third-Party Service Agreements

We have entered into a variety of agreements and financial commitments in the normal course of business with CROs, CMOs, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at June 30, 2026 they are estimated to be a maximum of $50.6 million due within one year and $11.4 million due in more than a year. As at June 30, 2026, we had cash, cash equivalents and marketable securities of $678.3 million which is sufficient to fund these obligations.

Leases

We are party to a services agreement (the "Naarden Lease") pursuant to which an affiliate of Forbion leased us office space, and an office lease agreement with Weston Common Area LLC, dated April 16, 2026, (the “Weston Lease”). Under the Naarden Lease, we are obligated to pay €40 thousand per year in rent. The Naarden Lease will continue until terminated by either us or the landlord. Pursuant to the Weston Lease, we are required to pay annual rent ranging from $31 thousand to $34 thousand, increasing from the low end of the range to the higher end of the range for each year of the lease. The Weston Lease will expire by its terms on April 30, 2029, unless terminated earlier by either party pursuant to the terms of the Weston Lease.

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

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to cash and trade and other payables denominated in currencies other than our functional currency, the U.S. Dollar. As of June 30, 2026, our net exposure to foreign currency risk was $72.6 million, mainly related to the Euro. As of June 30, 2026, the effect of a hypothetical 1% change in exchange rates on currencies denominated in other than our functional currency would result in a potential change in future earnings in our consolidated statement of operations of approximately $0.7 million.

We partly manage our foreign currency risk by selectively holding foreign currency in our cash to offset foreign currency exposures from trade and other payables. We plan to use this cash to settle future expenses we expect to incur in those foreign currencies.

Other Market Price Risk

As a result of the Business Combination, we have derivative warrant liabilities, which are measured at fair value through profit or loss. As of June 30, 2026 the fair value of the derivative warrant liabilities totaled $54.5 million. Prior to 2026, the fair value of the Warrants was determined using the last reported trading price of the Public Warrants which trade under the symbol “NAMSW.” Beginning in 2026, due to a decrease in the trading volume of the Public Warrants, the fair value of the Warrants is determined by utilizing the Black-Scholes option pricing model. The primary driver of the change in fair value of the Warrants derived by such pricing method is the change in the trading price of our Ordinary Shares which trade under the symbol “NAMS.” The value of the derivative warrant liability is directly correlated to the market price of our Ordinary Shares. With all other variables held constant, a 1% change in the market price of our Ordinary Shares would change the value of the derivative warrant liability by approximately 1% or $0.5 million.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, we expect to conduct an interim analysis of our Phase 3 PREVAIL CVOT in the fourth quarter of 2026. The interim analysis will be conducted by the DSMB for the trial and will remain blinded to us. Based on certain pre-specified criteria that we have set, as well as other considerations for which the DSMB has discretion, the DSMB may recommend that the trial be stopped early for efficacy or for futility or that the trial continue until the full target number of MACE events has occurred. The interim analysis will be based on a lower number of total MACE events than the trial protocol for PREVAIL contemplates being available at the conclusion of the trial and may, as a result, fail to detect a statistically significant treatment benefit of obicetrapib, if one exists. If, as a result of the interim analysis, the DSMB recommends that PREVAIL is discontinued for futility, our business prospects may be substantially harmed. If the trial is not stopped early for efficacy or futility, we expect to complete the trial by the end of 2027. Any material difference between the final data and any interim data or results of analyses we disclose could materially negatively impact our likelihood of receiving regulatory approval or, along with any other delays in our ability to file for marketing approval, could require significant additional time and expenditure.

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

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell obicetrapib or any other commercialized product profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major federal and state legislative initiatives and executive actions.

For example, the IRA sets forth meaningful changes to drug product reimbursement by Medicare. The IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D (the "Negotiation Program"). Starting in 2029 and for all subsequent years, CMS may negotiate prices for 20 high-cost drugs paid for by Medicare Part B or Part D. The Negotiation Program applies to drug products that have been approved for at least 7 years at the time of selection and biologics that have been licensed for 11 years at the time of selection. Nonetheless, because CMS may establish a "maximum fair price" for certain products in price negotiations, we may be exposed to government action if our product candidates, if approved, become the subject of Medicare price negotiations. Moreover, these provisions of the IRA may further heighten the risk that, if our product candidates are approved, we would not be able to achieve the expected return on such product candidates or realize the full value of the patents protecting them, including if prices are set after such product candidates have been on the market for seven years.

The IRA permits HHS to engage in price-capped negotiation to set the price of certain drugs and biologics reimbursed under Medicare Part B and Part D. The IRA contains statutory exclusions to the Negotiation Program, including for certain orphan-designated drugs for which the only approved indication (or indications) is for the orphan disease or condition. Should our product candidates be approved and covered by Medicare Part B or Part D and fail to fall within a statutory exclusion, such as that for orphan drugs, those products could, after a period of time, be selected for negotiation and become subject to prices representing a significant discount from average prices to wholesalers and direct purchasers. The IRA also establishes a rebate obligation for drug manufacturers that increase prices of Medicare Part B and Part D covered drugs at a rate greater than the rate of inflation. The IRA may require us to pay rebates if we increase the cost of a covered Medicare Part B or Part D approved product faster than the rate of inflation. In addition, the law eliminates the coverage gap or “donut hole” under Medicare Part D beginning in 2025, significantly lowers the beneficiary maximum out-of-pocket cost, and requires manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum and 20% once the out-of-pocket maximum has been reached. Our cost-sharing responsibility for any approved product covered by Medicare Part D could be significantly greater under the newly redesigned Part D benefit structure compared to the pre-IRA benefit design. Additionally, manufacturers that fail to comply with certain provisions of the IRA may be subject to penalties, including civil monetary penalties. The IRA is anticipated to have significant effects on the pharmaceutical industry and may reduce the prices we can charge and reimbursement we can receive for our products, among other effects.

The One Big Beautiful Bill Act of 2025 (“OBBBA”) also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034 and the imposition of work requirements for certain enrollees. These changes are expected to reduce overall Medicaid enrollment and to reduce the services covered by Medicaid, which could adversely affect the sales of any product candidates that we commercialize.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. At the federal level, the Trump Administration has issued executive orders relating to prescription drug pricing and sent letters to pharmaceutical manufacturers that direct drug manufacturers to, among other things, offer most favored nation (“MFN”) pricing in Medicaid, offer MFN pricing for all newly launched drugs, repatriate increased revenue from abroad to lower drug prices in the United States and implement direct-to-consumer and direct-to-business distribution of their products at MFN pricing. The Trump Administration has warned that manufacturers that fail to make “significant progress” toward MFN pricing will face enumerated regulatory and enforcement consequences. In September 2025, the Administration began announcing deals with specific manufacturers to address the Administration’s MFN goals.

The Administration has also developed three payment models that would test MFN pricing in Medicaid, Medicare Part D, and Medicare Part B. Participation in the Medicaid model, announced in November 2025, is voluntary for pharmaceutical manufacturers. Under the proposed rules for the Medicare Part D and Medicare Part B models published in December 2025, participation would be mandatory, and pharmaceutical manufacturers would be required to pay MFN-based rebates on eligible products for 25% of eligible Medicare beneficiaries during the applicable testing period. If these Medicare models are finalized and we obtain regulatory approval and commence commercialization of obicetrapib or any of our future product candidates during the testing period, and these products qualify for inclusion under the models, we may be required to pay MFN-based rebates in these models.

Moreover, pursuant to the Menarini License, Menarini is responsible for the commercialization and local development of obicetrapib in certain areas of Europe, if approved. In August 2025, the European Medicines Agency (the “EMA”) accepted for review the Marketing Authorization Applications (“MAAs”) submitted by Menarini for obicetrapib 10 mg monotherapy and the FDC of 10 mg obicetrapib plus 10 mg ezetimibe for the treatment of primary hypercholesterolemia, including heterozygous familial and non-familial or mixed dyslipidemia. Subsequently, MAAs were also submitted to regulators in the United Kingdom (“UK”) and Switzerland and accepted for review. We anticipate that Menarini will receive decisions on the MAAs from each of the regulators in the second half of 2026. Pursuant to the Menarini License, Menarini has sole discretion to set the price of the products in the European markets covered by its license. The price for prescription drug products in European and other non-U.S. markets is generally less, and in many cases significantly less, than the pricing for the same products sold in the United States. We expect the price of obicetrapib, if approved, in the European markets in which MAAs are currently under review by regulators, as well as the other European markets covered by the Menarini license, will be lower, and in most cases significantly lower, than the expected price for obicetrapib, if approved, in the United States. Since prices in the European markets in which Menarini has sole discretion to set the price of obicetrapib may serve as benchmarks for any mandatory MFN pricing models, if adopted, we may be unable to control the MFN price that must be made available under the announced payment models, if adopted, or in any future efforts to adopt MFN pricing. As a result, these payment models and other efforts to impose MFN pricing could have a material adverse effect on our business, financial condition or results of operations, including the net sales potential of obicetrapib, if approved.

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

If we obtain regulatory approval and commence commercialization of obicetrapib or any of our future product candidates, these laws and regulatory requirements could have an adverse effect on the market opportunities for obicetrapib or any of our future product candidates and may result in additional reductions in healthcare funding, which could have an adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether additional executive actions will be taken, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of obicetrapib or our future product candidates may be.

Although we cannot predict the full effect on our business of the implementation of existing legislation and regulations or the adoption of additional legislation or further regulatory requirements pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, obicetrapib, if approved, or any of our future products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer our products. This could adversely affect our business by reducing our ability to generate revenues, raise capital, obtain licenses and market our products. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.

In December 2025, the European Parliament and the Council of the European Union reached a provisional agreement on legislation to amend the current EU pharmaceutical regulatory framework. The text of the new legislation is due to be released in late 2026 following formal adoption by both the Parliament and Council. The potential reforms include altering the periods of regulatory and/or marketing protections available for innovative products and also making some of these protections conditional on fulfilling certain criteria. Depending on the final wording of these reforms, a reduction in the potential period of marketing protection available for obicetrapib or any of our future product candidates may adversely affect the commercial viability of such products in the EU. These changes could adversely affect our business by reducing our protection against generic competitors entering the EU market. Depending on the progress of the EU Parliament and Council to finalize the text of the legislation, changes to EU pharmaceutical legislation are not expected to come into force until early 2027 and additional transitional periods mean that most changes will most likely not take effect until early 2029.

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

Recently, trade and tariff policies among the United States and other countries have been unsettled and are subject to frequent changes. In April 2025, the Administration imposed a baseline ten percent tariff on imports from all nations importing goods to the United States, with that baseline supplemented in certain cases by additional tariffs that vary by nation, product or industry. In February 2026, the U.S. Supreme Court ruled against the Administration’s use of tariffs under the International Emergency Economic Powers Act, but the Administration imposed a new worldwide tariff under other legal authority, effective for 150 days from February 24, 2026. While the baseline tariff has been temporarily reduced, the underlying trade tensions and the potential reimposition of elevated tariffs may continue to pose risks to global supply chains and economic relations. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug products, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. The imposition of tariffs generally has historically led to increased trade and political tensions between the United States and other countries in the international community. Retaliatory tariffs on U.S. goods have been imposed by, among others, China and Canada. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions could have a material adverse effect on our financial condition or results of operations. In addition, increased tariffs on critical raw materials, components, and finished goods could raise our production costs and disrupt our supply chain, which could adversely affect our clinical development activities. The actual impact of the new tariffs on our business is subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, potential retaliatory tariffs imposed by other countries, and the extent to which tariffs are imposed on finished or unfinished pharmaceutical products.

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

In December 2025, the EU Parliament and Council reached political agreement on the proposals to amend the current EU pharmaceutical regulatory framework. As discussed above, the final agreed text is likely to be released in late 2026, but it is generally expected that it will contain provisions that may cause additional pressure on pricing issues across the EU. For example, it is expected that the legislation will give EU member states the power, within one year of marketing authorization, to request that the marketing authorization holder places a product benefiting from regulatory data exclusivity protection or extended orphan market protection on its market in sufficient quantities and in the presentations necessary to cover patient needs. The request must be “proportionate” and may include: submission of a valid pricing and reimbursement application; participating in public procurement procedures; and establishing a roll-out plan. Failure to comply with the request within three years of the member state request would mean that regulatory data protection no longer applies in that member state and that the member state or EMA are able to validate generic/biosimilar applications after six years. However, the regulator cannot grant the marketing authorization until regulatory exclusivity, and, where applicable, orphan exclusivity, has expired. The new legislation also provides for the loss of market protection or orphan market protection prolongation in the member state, meaning that generics/biosimilars may launch earlier.

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

Both these supply mechanisms mean that companies may find themselves under pressure to launch in jurisdictions earlier than they might otherwise do. Some of these may be associated with lower pharmaceutical pricing and may have the potential to serve as benchmarks for US MFN pricing models.

Any changes to EU pharmaceutical legislation are not expected to come into force until 2027. Additional transitional periods mean that, while some of these changes, including the first mechanism for member states to request supplies, may take effect in early 2028, others will most likely not take effect until early 2029. Based on the available draft text of the legislation, however, we expect that the new legislation should not apply to products for which marketing authorization applications are filed and approved under the current rules.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or a non-10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1

English translation of the Deed of Conversion and Articles of Association of NewAmsterdam Pharma Company N.V. (incorporated by reference to Exhibit 1.1 to the Shell Company Report on Form 20-F (File No. 001-41562), filed with the SEC on November 28, 2022).

10.1	NewAmsterdam Pharma Company N.V. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Fie No. 001-41562) filed on June 3, 2026).
10.2	Settlement Agreement, dated April 20, 2026, between the Company and Louise Kooij.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document and included in Exhibit 101

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

NewAmsterdam Pharma Company N.V.

Dated: August 5, 2026	By:	/s/ Michael Davidson
Michael Davidson, M.D.
Chief Executive Officer and Director
(Principal Executive Officer and Authorized Signatory)

Dated: August 5, 2026	By:	/s/ Ian Somaiya
Ian Somaiya
Chief Financial Officer
(Principal Financial Officer)