Form 10-Q
period 2026-09-30
NewAmsterdam Pharma Co N.V.
filed 2026-11-04
CIK 1936258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 119,929,998 ordinary shares, nominal value €0.12 per share, outstanding.

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
•
the Company’s dependence on the success of obicetrapib as a monotherapy and as a fixed-dose combination therapy with ezetimibe, including the obtaining of additional regulatory approvals of such product candidates;
•
the timing, progress and results of clinical trials for the Company's product candidates, including statements regarding the timing of initiation and completion of studies or trials, related preparatory work and any interim analyses, as well as statements regarding the times at which results of trials or interim analyses will become available and marketing submissions made;
•
the Company’s estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
anticipated developments regarding the Company’s competitors and the Company’s industry; and
•
the potential impact of government laws and regulations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
(In thousands of USD)
Assets
Current assets:
Cash and cash equivalents	423,129	490,002
Prepayments and other receivables	42,423	38,138
Marketable securities, current	205,113	146,239
Restricted cash	1,496	1,321
Total current assets	672,161	675,700
Marketable securities, net of current portion	14,883	92,609
Property, plant and equipment, net	554	383
Operating right of use asset	75	185
Intangible assets	312	407
Total assets	687,985	769,284
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	4,628	8,970
Accrued expenses and other current liabilities	15,460	15,422
Deferred revenue, current	5,706	3,987
Lease liability, current	27	136
Derivative warrant liabilities	31,333	57,272
Total current liabilities	57,154	85,787
Lease liability, net of current portion	49	66
Total liabilities	57,203	85,853
Commitments and contingencies (Note 12)
Shareholders' Equity:
Ordinary shares, €0.12 par value; 400,000,000 shares authorized; 119,819,484 and 114,399,326 shares issued and outstanding as at September 30, 2026 and December 31, 2025, respectively	15,033	14,278
Additional paid-in capital	1,504,484	1,426,750
Accumulated loss	(892,355)	(762,390)
Accumulated other comprehensive income	3,620	4,793
Total shareholders' equity	630,782	683,431
Total liabilities and shareholders' equity	687,985	769,284

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
(In thousands of USD, except per share amounts)
Revenue	19,164	348	25,905	22,471
Operating expenses:
Research and development expenses	39,357	30,971	119,039	103,238
Selling, general and administrative expenses	23,995	24,521	74,338	78,937
Total operating expenses	63,352	55,492	193,377	182,175
Operating loss	(44,188)	(55,144)	(167,472)	(159,704)
Other income (expense):
Interest income, net	5,187	6,713	16,647	21,119
Fair value change – earnout	—	—	—	3,992
Fair value change – warrants	23,118	(23,792)	24,505	(7,440)
Foreign exchange gains/(losses)	(299)	218	(2,438)	13,137
Loss before tax	(16,182)	(72,005)	(128,758)	(128,896)
Income tax expense	1,207	—	1,207	—
Loss for the period	(17,389)	(72,005)	(129,965)	(128,896)
Other comprehensive income/(loss)
Unrealized gain/(loss) on available-for-sale securities, net of tax	(241)	313	(1,173)	173
Total comprehensive loss for the period, net of tax	(17,630)	(71,692)	(131,138)	(128,723)
Net loss per ordinary share
Basic and diluted	$(0.14)	$(0.61)	$(1.06)	$(1.09)

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Shareholders' Equity

(Unaudited)

(In thousands of USD, except share amounts)	Shares	Amount	Additional Paid-In Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2024	108,064,340	13,444	1,298,160	(558,571)	4,467	757,500
Issuance of Earnout Shares	1,743,136	226	40,581	—	—	40,807
Exercise of Pre-Funded Warrants	1,293,938	162	(162)	—	—	—
Exercise of warrants	15,942	2	410	—	—	412
Exercise of stock options	909,140	116	2,875	—	—	2,991
Vesting of RSUs	142,795	18	(18)	—	—	—
Share-based compensation	—	—	15,213	—	—	15,213
Total loss and comprehensive loss for the period	—	—	—	(39,527)	(33)	(39,560)
As at March 31, 2025	112,169,291	13,968	1,357,059	(598,098)	4,434	777,363
Exercise of warrants	100	—	2	—	—	2
Exercise of stock options	340,317	46	3,378	—	—	3,424
Vesting of RSUs	206	—	—	—	—	—
Share-based compensation	—	—	15,179	—	—	15,179
Total loss and comprehensive loss for the period	—	—	—	(17,364)	(107)	(17,471)
As at June 30, 2025	112,509,914	14,014	1,375,618	(615,462)	4,327	778,497
Exercise of warrants	23,826	4	633	—	—	637
Exercise of stock options	638,944	89	5,529	—	—	5,618
Share-based compensation	—	—	15,010	—	—	15,010
Total loss and comprehensive loss for the period	—	—	—	(72,005)	313	(71,692)
As at September 30, 2025	113,172,684	14,107	1,396,790	(687,467)	4,640	728,070

Balance at December 31, 2025	114,399,326	14,278	1,426,750	(762,390)	4,793	683,431
Exercise of warrants	56,619	8	1,745	—	—	1,753
Exercise of stock options	1,971,548	278	10,771	—	—	11,049
Vesting of RSUs	214,163	30	(30)	—	—	—
Share-based compensation	—	—	18,002	—	—	18,002
Total loss and comprehensive loss for the period	—	—	—	(48,441)	(572)	(49,013)
As at March 31, 2026	116,641,656	14,594	1,457,238	(810,831)	4,221	665,222
Exercise of warrants	12,752	2	476	—	—	478
Exercise of stock options	971,668	135	11,701	—	—	11,836
Vesting of RSUs	25,621	4	(4)	—	—	—
Share-based compensation	—	—	18,381	—	—	18,381
Total loss and comprehensive loss for the period	—	—	—	(64,135)	(360)	(64,495)
As at June 30, 2026	117,651,697	14,735	1,487,792	(874,966)	3,861	631,422
Exercise of Pre-Funded Warrants	1,632,646	224	(224)	—	—	—
Exercise of warrants	101	—	3	—	—	3
Exercise of stock options	535,040	74	4,397	—	—	4,471
Share-based compensation	—	—	12,516	—	—	12,516
Total loss and comprehensive loss for the period	—	—	—	(17,389)	(241)	(17,630)
As at September 30, 2026	119,819,484	15,033	1,504,484	(892,355)	3,620	630,782

See notes to consolidated financial statements.

NewAmsterdam Pharma Company N.V.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2026	2025
(In thousands of USD)
Operating activities:
Loss for the period	(129,965)	(128,896)
Non-cash adjustments to reconcile loss for the period to net cash flows:
Depreciation and amortization	188	161
Non-cash rent expense	(11)	3
Fair value change - derivative earnout and warrants	(24,505)	3,448
Loss on disposal of property, plant and equipment	18	1
Foreign exchange (gains)/losses	2,438	(13,137)
Amortization of premium/discount on available-for-sale debt securities	(43)	(1,381)
Share-based compensation	48,899	45,402
Changes in working capital:
Changes in prepayments and other receivables	(4,052)	(3,216)
Changes in accounts payable	(4,315)	(409)
Changes in accrued expenses and other current liabilities	38	(2,876)
Changes in deferred revenue	1,719	(6,008)
Net cash used in operating activities	(109,591)	(106,908)
Investing activities:
Purchase of property, plant and equipment, including internal use software	(295)	(146)
Maturities of marketable securities	144,390	71,563
Purchases of marketable securities	(126,667)	(225,192)
Net cash provided by/(used in) investing activities	17,428	(153,775)
Financing activities:
Transaction costs on December 2024 issue of Ordinary Shares and Pre-Funded Warrants	—	(1,586)
Proceeds from exercise of warrants	799	458
Proceeds from exercise of options	26,758	16,964
Net cash provided by financing activities	27,557	15,836
Net change in cash, cash equivalents and restricted cash	(64,606)	(244,847)
Foreign exchange differences	(2,092)	12,819
Cash, cash equivalents and restricted cash at the beginning of the period	491,323	771,743
Cash, cash equivalents and restricted cash at the end of the period	424,625	539,715
Noncash financing and investing activities
Issuance of earnout shares	—	40,807

Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	423,129	538,407
Restricted cash	1,496	1,308
	424,625	539,715

See notes to consolidated financial statements.

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

The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, development by competitors of more advanced or effective therapies, dependence on key executives, protection of and dependence on intellectual property, compliance with government regulations and ability to secure additional capital to fund operations. Significant additional research and development efforts and regulatory approvals will be required prior to broad commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements should be read together with our audited financial statements and accompanying notes for year ended December 31, 2025, included in our Annual Report on Form 10-K (the “Annual Report”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 18, 2026. Any terms not defined herein take the meaning as defined in the Annual Report. The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the SEC regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and, accordingly, the balance sheet as at December 31, 2025 included herein has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The interim results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year. The unaudited condensed consolidated financial statements comprise the financial statements of the Company and its subsidiaries. Any reference in these notes to the applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

The accounting policies of the Company are consistent with those described in Note 2 of the consolidated financial statements included within the Annual Report.

Note 3. Revenue

Menarini Supply Agreements

On August 12, 2025, and August 7, 2026, NewAmsterdam Pharma B.V. entered into supply agreements with A. Menarini International Licensing S.A. (“Menarini”) to provide commercial supply of Products (as defined below) for distribution in specified European territories (the “Menarini Supply Agreements”).

The Company recognizes revenue from the sale of obicetrapib tablets, as a monotherapy and as a fixed-dose combination therapy with ezetimibe, or from the sale of active pharmaceutical ingredients (collectively, “Products”). The Company’s product supply revenue is recognized at a point in time when the performance obligation is satisfied by transferring control of the promised goods or services to the customer and it is probable that the Company will collect the consideration to which it is entitled. In accordance with the terms of the Menarini Supply Agreements, control of the product is transferred upon the conveyance of title, which occurs upon delivery in accordance with the applicable shipping terms.

The transaction price is contractually fixed at a markup to the actual cost of goods sold. Due to the cost-based nature of the agreement, the pricing structure includes a variable component which is measured using the expected value method. At each reporting period end, the Company updates its estimate of the transaction price using actual cost data and forecasted expenses. The Company considers the variable consideration constraint under ASC 606 to ensure that it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company will invoice the customer upon the acceptance of purchase orders and the delivery of Products, and the transaction price is not adjusted for a significant financing component. The Company states revenues net of any taxes collected from customers that are required to be remitted to various government agencies. The amount of taxes collected from customers and payable to governmental entities is included on the balance sheet as part of accrued expenses and other current liabilities.

Revenue consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of USD)	2026	2025	2026	2025
License revenue attributed from license performance obligation	18,336	—	18,336	—
License revenue attributed from R&D performance obligation	—	—	—	22,123
Supply revenue	828	348	7,569	348
Total revenue	19,164	348	25,905	22,471

During the three months ended September 30, 2026 $18.3 million of license revenue was recognized related to the achievement of milestones under the Menarini License.

The following table presents changes in the balance of the Company’s deferred revenue for the nine months ended September 30, 2026:

(In thousands of USD)
Beginning balance on January 1, 2026	3,987
Addition of deferred revenue during the period	6,648
Adjustment to deferred revenue during the period	(359)
Revenue recognized during the period	(4,570)
Ending balance on September 30, 2026	5,706

Note 4. Cash, cash equivalents and marketable securities

A summary of cash, cash equivalents and marketable securities held by the Company as at September 30, 2026 and December 31, 2025 is as follows:

	As at September 30, 2026
(In thousands of USD)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	128,528	—	—	128,528
Money market funds (Level 1)	294,601	—	—	294,601
Total cash and cash equivalents	423,129	—	—	423,129
Marketable securities
US government securities due within one year (Level 1)	178,987	—	(531)	178,456
US government agency securities due within one year (Level 2)	26,801	—	(144)	26,657
US government securities due between one and two years (Level 1)	10,010	—	(78)	9,932
US government agency securities due between one and two years (Level 2)	5,000	—	(49)	4,951
Total marketable securities	220,798	—	(802)	219,996

	As at December 31, 2025
(In thousands of USD)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	219,394	—	—	219,394
Money market funds (Level 1)	270,608	—	—	270,608
Total cash and cash equivalents	490,002	—	—	490,002
Marketable securities
US government securities due within one year (Level 1)	138,083	206	—	138,289
US government agency securities due within one year (Level 2)	7,946	5	(1)	7,950
US government securities due between one and two years (Level 1)	70,701	131	(2)	70,830
US government agency securities due between one and two years (Level 2)	21,747	33	(1)	21,779
Total marketable securities	238,477	375	(4)	238,848

Note 5. Fair Value Measurements

As of September 30, 2026 and December 31, 2025, the Company’s financial liabilities recognized at fair value on a recurring basis consisted of the following:

	As at September 30, 2026
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	—	28,982	—	28,982
Derivative warrant liability (Private Placement Warrants)	—	2,351	—	2,351
Total financial liabilities	—	31,333	—	31,333

	As at December 31, 2025
(In thousands of USD)	Level 1	Level 2	Level 3	Total
Derivative warrant liability (Public Warrants)	53,431	—	—	53,431
Derivative warrant liability (Private Placement Warrants)	—	3,841	—	3,841
Total financial liabilities	53,431	3,841	—	57,272

During the nine months ended September 30, 2026, the Company transferred its Public Warrant liability from Level 1 to Level 2.

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

Note 6. Prepayments and Other Receivables

Prepayments and other receivables consisted of the following:

(In thousands of USD)	September 30, 2026	December 31, 2025
Prepaid research and development costs	13,678	13,149
Other prepaid expenses	1,750	1,837
License fee receivable	18,168	16,156
Value added tax receivable	303	231
Other receivables	8,524	6,765
Total prepayments and other receivables	42,423	38,138

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands of USD)	September 30, 2026	December 31, 2025
Accrued research and development materials and services	2,225	4,322
Accrued compensation and benefits	7,522	9,355
Accrued selling, general and administrative expenses	2,777	464
Accrued professional fees and other	2,936	1,281
Total accrued expenses and other current liabilities	15,460	15,422

Note 8. Shareholders’ Equity

At-the-Market Offering

On August 9, 2024, the Company entered into an amended and restated sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which the Company may issue and sell from time to time up to $250 million of the Company’s Ordinary Shares through or to TD Cowen as the sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the nine months ended September 30, 2026, the Company did not sell any Ordinary Shares pursuant to the Sales Agreement.

Note 9. Share-Based Compensation

The Company has four Share-based payment plans in place as at September 30, 2026:

•
the Company’s Long-Term Incentive Plan (the “LTIP Plan”);
•
the Company’s Supplementary Long-Term Incentive Plan (the “Supplementary Plan”);
•
the Company’s Rollover Option Plan (the “Rollover Plan”); and
•
the Company’s Inducement Plan (the “Inducement Plan,” together with the LTIP Plan, the Supplementary Plan and the Rollover Plan, the “Plans”).

The Plans

The Plans are equity-settled, and the Company may grant various forms of equity awards, including the granting of options to purchase Ordinary Shares (“Company Options”) and restricted stock units (“RSUs”), pursuant to the Plans. In total, as of September 30, 2026, a maximum of 34,155,321 Ordinary Shares may be reserved for issuance pursuant to the Plans. The number of Ordinary Shares reserved for grant under the LTIP Plan will increase annually on January 1 of each calendar year by 5% of the then issued and outstanding Ordinary Shares or such lower number as may be determined by the Company’s Board of Directors.

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

Modification of Company Options and RSUs:

During the nine months ended September 30, 2026, a total of 655,171 Company Options and 9,000 RSUs granted to an employee were modified. For the 9,000 RSUs, the vesting period was shortened. For 226,930 of the modified Company Options, the vesting period was shortened and the exercise period extended. For the remaining modified 428,241 Company Options, only the exercise period was extended. At the modification date, 124,033 of the modified Company Options and the 9,000 modified RSUs were not probable of vesting under the original terms, and the total fair value of the modified awards of $2.3 million was recognized as an expense. Any expense previously recognized for such Company Options and RSUs was reversed on the modification date, and the full fair value of the modified Company Options and RSUs was recognized immediately. For the remaining 531,138 modified Company Options, which were probable of vesting under both the original and modified terms, and the incremental fair value of $0.1 million was recognized on the modification date.

The changes for the nine months ended September 30, 2026 in the number of Company Options outstanding and their related weighted average exercise prices are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands of USD)
Outstanding as at December 31, 2025	20,625,368	$13.62
Granted	2,449,140	$34.61
Exercised	(3,478,256)	$7.85
Forfeited	(676,939)	$26.33
Outstanding as at September 30, 2026	18,919,313	$16.94	7.3	168,115
Options exercisable as at September 30, 2026	11,430,052	$12.83	6.7	133,585

The weighted average grant date fair value of Company Options, estimated as of the grant date using the Black-Scholes option pricing model, was $20.24, and $12.54 per option for options granted during the nine months ended September 30, 2026 and 2025, respectively. The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of Company Options exercised during the nine months ended September 30, 2026 and 2025 was $87.2 million and $30.3 million, respectively. Weighted average assumptions used to apply this pricing model were as follows:

	Nine months ended September 30,
	2026	2025
Expected life (years)	6.1	6.1
Risk-free rate	3.9%	4.3%
Volatility	52.3%	47.6%
Dividend yield	0.0%	0.0%

Expected Term

The expected term represents the period that the Company Options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). The Company utilizes this method due to lack of historical exercise data and the plain-vanilla nature of the Company Options.

Expected Volatility

Since the Company was privately held through November 2022, it alone does not have sufficient relevant company-specific historical data to support its expected volatility alone. In prior periods, due to the insufficiency of historical volatility data on the Company’s own securities, the expected volatility input was determined using comparable companies alone. Beginning on January 1, 2024, the expected volatility input was determined using a weighted average calculation considering the volatility of the Company’s own securities and the volatilities of a representative group of publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. Initially, the volatility of the Company’s Ordinary Shares is assigned a weighting of 10%. This weighting will be increased by 5% per calendar quarter (i.e. 60% in the third quarter of 2026), until the expected volatility input is based entirely on the historical volatility of the Company’s Ordinary Shares. For purposes of identifying comparable companies, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the Company Options. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the Company Options.

Risk-Free Interest Rate

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected term of the Company Options.

Expected Dividend Yield

The expected dividend yield is zero as the Company currently has no history or expectation of declaring dividends on its Ordinary Shares.

Restricted Stock Units

The changes for the nine months ended September 30, 2026 in the number of RSUs outstanding are as follows:

	Number of RSUs	Weighted average fair value per share
Outstanding as at December 31, 2025	728,283	$25.28
Granted	546,190	$34.55
Vested	(239,784)	$25.13
Forfeited/Cancelled	(89,405)	$31.20
Outstanding as at September 30, 2026	945,284	$30.11

Employee Stock Purchase Plan

During the nine months ended September 30, 2026, the Company adopted and its shareholders approved the NewAmsterdam Pharma Company N.V. 2026 Employee Stock Purchase Plan (the “ESPP”), which is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423(b) of the Internal Revenue Code. The aggregate number of Ordinary Shares authorized for issuance under the ESPP is 1,150,000. Under the ESPP, eligible employees of the Company who elect to participate are granted an option to purchase Ordinary Shares at 85% of the lower of the fair market value of the Ordinary Shares on either the first day of the offering period or on the applicable purchase date. The ESPP permits participating employees to make contributions, in the form of payroll deductions, to purchase Ordinary Shares in an amount between 1%-15% of eligible compensation, subject to limits specified in the plan document and the Internal Revenue Code. The Company estimates the fair value using the Black-Scholes model as of the commencement date of the offering period and recognizes share-based compensation on a straight-line basis over the offering period.

The Company issued no Ordinary Shares under the ESPP during the nine months ended September 30, 2026. The Company had an outstanding liability of $0.4 million at September 30, 2026, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet, for employee contributions to the ESPP for shares pending issuance at the end of the current offering period. As of September 30, 2026, 1,150,000 Ordinary Shares were available for issuance under the ESPP.

The following summarizes the share-based compensation expense recognized by type of award and line-item:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of USD)	2026	2025	2026	2025
Share-based compensation expense by type of award
Company Options	9,140	12,222	37,515	37,312
Restricted stock units	3,228	2,788	11,236	8,090
ESPP	148	—	148	—
Total share-based compensation expense	12,516	15,010	48,899	45,402
Share-based compensation expense by line-item
Research and development expenses	4,416	4,979	17,167	15,310
Selling, general and administrative expenses	8,100	10,031	31,732	30,092
Total share-based compensation expense	12,516	15,010	48,899	45,402

As of September 30, 2026, unrecognized compensation cost related to Company Options, RSUs, and ESPP awards was $38.2 million, $12.6 million, and $0.1 million, respectively. These costs are expected to be recognized over weighted average periods of 2.8 years for Company Options, 2.0 years for RSUs, and 0.3 years for ESPP awards.

Note 10. Segment Information

The Company has one operating segment and, therefore, one reportable segment, which comprises the discovery, development and commercialization of transformative therapies for cardio-metabolic diseases.

To date, the Company’s license agreement with Menarini, dated June 23, 2022, as amended (the “Menarini License”) and the Menarini Supply Agreements have been the only sources of revenue to the Company and all such revenues derive from Italy.

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

The following table presents the adjusted loss before taxes for the Company’s single segment for each of the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of USD)	2026	2025	2026	2025
Revenue	19,164	348	25,905	22,471
Interest income, net	5,187	6,713	16,647	21,119
Less:
Personnel expense	14,583	10,352	39,032	30,415
External R&D expense	25,315	19,075	70,442	62,979
Manufacturing expense	2,661	3,191	13,018	13,321
Regulatory expense	270	1,092	2,249	3,134
Commercial programs	2,979	3,889	7,895	15,192
General and administrative expense	4,953	2,757	11,541	11,386
Depreciation, amortization and disposals	75	126	301	346
Segment adjusted loss before tax	(26,485)	(33,421)	(101,926)	(93,183)
Reconciliation to consolidated net loss
Share-based compensation expense	(12,516)	(15,010)	(48,899)	(45,402)
Change in fair value - derivatives	23,118	(23,792)	24,505	(3,448)
Foreign exchange gains/(losses)	(299)	218	(2,438)	13,137
Income tax expense (benefit)	(1,207)	—	(1,207)	—
Consolidated net loss for the period	(17,389)	(72,005)	(129,965)	(128,896)

Note 11. Net Loss per Ordinary Share

For the purposes of calculating the weighted-average number of Ordinary Shares outstanding, the Ordinary Shares underlying the outstanding pre-funded warrants to purchase Ordinary Shares (the “Pre-Funded Warrants”) issued in the February 2024 Offering and the December 2024 Offering are included.

Basic and diluted net loss per Ordinary Share was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of USD, except share and per share amounts)	2026	2025	2026	2025
Net loss	(17,389)	(72,005)	(129,965)	(128,896)
Weighted average Ordinary Shares outstanding, basic and diluted	124,136,610	119,000,266	123,083,149	117,904,432
Net loss per Ordinary Share, basic and diluted	(0.14)	(0.61)	(1.06)	(1.09)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average Ordinary Shares outstanding as they would be anti-dilutive:

	As at September 30,
	2026	2025
Company Options	18,919,313	21,772,752
Restricted stock units	945,284	724,908
Outstanding warrants	2,420,632	2,592,713
Ordinary Shares subject to purchase under ESPP	30,582	—
Total	22,315,811	25,090,373

Note 12. Commitments and Contingencies

Commitments

The Company has, in the normal course of business, entered into a variety of agreements and financial commitments with contract research organizations, contract manufacturing organizations, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide the Company with the option to cancel, reschedule and adjust its requirements based on the Company’s business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of the Company’s service providers, up to the date of cancellation. However, some of the Company’s service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at September 30, 2026 they are estimated to be a maximum of $66.1 million.

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

A significant proportion of patients with high cholesterol do not achieve acceptable LDL-C levels using statin therapy alone. We estimate that in the United States there are approximately 40 million patients that are not at their risk-based LDL-C goals despite treatment with lipid lowering therapy, including approximately 17 million with ASCVD. Existing non-statin treatment options have been largely unable to address the needs of patients with high cholesterol due to limited efficacy, an inconvenient injectable administration route, and, in the past, market access restrictions. It is estimated that over 75% of ASCVD and heterozygous familial hypercholesterolemia (“HeFH”) outpatients prefer oral drugs to injectable therapies.

Our goal is to develop and commercialize an LDL-C lowering monotherapy and an FDC therapy, which offers the advantage of a single, low dose, once-daily oral pill, and fulfills the significant unmet need for an effective and convenient LDL-C lowering therapy. If we obtain marketing approval in the United States, we intend to commercialize obicetrapib for patients with ASCVD and/or HeFH and elevated levels of LDL-C despite being treated with currently available optimal lipid lowering therapy. Our goal is to submit a New Drug Application (“NDA”) in the United States for the FDC shortly after submitting an NDA for obicetrapib as a monotherapy. We expect that efficacy and safety data from BROADWAY and BROOKLYN will be described in the FDC product label, if approved.

We have partnered with A. Menarini International Licensing S.A. (“Menarini”), providing them with the exclusive rights to commercialize obicetrapib 10 mg, either as a sole active ingredient product (Ubeslo®) or in a FDC with ezetimibe (Evlarco® and, with Ubeslo®, the “Licensed Products”), in the majority of European countries (the Menarini Territory), if approved. In August 2025, the European Medicines Agency (the “EMA”) accepted for review the Marketing Authorization Applications (“MAAs”) submitted by Menarini for Evlarco® and Ubeslo® for the treatment of primary hypercholesterolemia, including heterozygous familial and non-familial or mixed dyslipidemia. Subsequently, MAAs were also submitted to regulators in the United Kingdom (“UK”) and Switzerland and accepted for review. The submissions are supported by data from the BROADWAY, BROOKLYN, and TANDEM pivotal Phase 3 trials. In July 2026, we announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA had adopted a positive opinion recommending marketing authorization for Evlarco® and Ubeslo® for patients with primary hypercholesterolemia, both heterozygous familial (“HeFH”) and non-familial or mixed dyslipidemia. In September 2026, we and Menarini announced that the European Commission had granted marketing authorization for Ubeslo® and Evlarco.® We expect Menarini to launch Evlarco® and Ubeslo® in Germany by the end of 2026. We anticipate that Menarini will receive decisions from regulators in Switzerland and the UK later this year. Menarini is required to use commercially reasonable efforts to commercialize Evlarco® and Ubeslo® in the Menarini Territory as relevant regulatory approvals are received.

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

We conducted two Phase 3 pivotal clinical trials, BROADWAY and BROOKLYN, to evaluate obicetrapib as a monotherapy used as an adjunct to maximally tolerated lipid-lowering therapies to potentially enhance LDL-C lowering in patients with ASCVD and/or HeFH. In March 2022, we commenced our Phase 3 PREVAIL CVOT, which is designed to assess the potential of obicetrapib to reduce occurrences of MACE, including cardiovascular death, non-fatal myocardial infarction, total stroke and total coronary revascularization, in at least 9,000 patients. We completed enrollment in PREVAIL in April 2024. We expect the minimum 2.5 year follow-up period for the last participant in PREVAIL to be satisfied at the end of 2026, but the PREVAIL trial protocol requires PREVAIL to continue until the target number of MACE events have occurred. Based on our review of preliminary blinded PREVAIL data following the second anniversary of the completion of enrollment, including a Year 1 event rate consistent with that we observed in BROADWAY and a Year 1-to-Year 2 overall MACE event rate lower than expected, we have decided to conduct an interim analysis of PREVAIL data in the fourth quarter of 2026 coinciding with reaching the minimum 2.5-year follow-up period for the trial. The blinded PREVAIL data available to us is preliminary and subject to change as additional MACE events continue to be identified and adjudicated (including with respect to the Year 1-to-Year 2 period discussed above). Additionally, the Year 1 and Year 1-to-Year 2 MACE event trends observed to date may not be indicative of future trends.

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

In March 2026, we completed enrollment of 323 patients in REMBRANDT, a placebo-controlled, double-blind, randomized, Phase 3 trial is being conducted in adult participants with high-risk ASCVD with evidence of coronary plaque who are not adequately controlled by their maximally tolerated lipid-modifying therapy, with the aim to assess the impact of the obicetrapib 10 mg plus ezetimibe 10 mg FDC daily on lipid-rich coronary plaque and arterial wall inflammation characteristics. We are also conducting the RUBENS Phase 3 trial. Initiated in December 2025, this trial is evaluating obicetrapib alone or in combination with ezetimibe in patients with type 2 diabetes or metabolic syndrome that require additional lowering of LDL-C despite treatment with available therapy. In August 2026, the trial completed enrollment of 347 patients, and we expect to report topline data from RUBENS around year end 2026.

In addition to our cardiometabolic program, we are exploring the potential application of CETP inhibition in other indications, including AD and diabetes. Based on the lipid-modifying effects of CETP inhibition observed in our clinical trials for obicetrapib to date, we have conducted preclinical and early clinical evaluations of obicetrapib in AD. We initiated a Phase 2a clinical trial in patients with early AD to evaluate the pharmacodynamic and pharmacokinetic effects, safety and tolerability of obicetrapib, and announced initial data from this trial in September 2023. In July 2025, we announced data from the prespecified AD biomarker analysis in our BROADWAY clinical trial. Based on these results, we initiated the Phase 2b SPINOZA clinical trial evaluating obicetrapib in patients with pre-clinical AD in September 2026. Clinically demonstrated anti-diabetic benefits have also been observed with CETP inhibition in Phase 3 CVOTs that, if seen in obicetrapib, would differentiate it from current treatment alternatives, especially statin therapy. We are planning preclinical studies to examine the potential of obicetrapib for patients suffering from diabetes and have included new onset of Type 2 diabetes as an endpoint in our PREVAIL CVOT, as measured by adverse events (“AEs”) indicating Type 2 diabetes, initiation of anti-diabetes medication after confirmed diabetes diagnosis or high levels of hemoglobin A1c and fasting plasma glucose. In the Phase 3 BROADWAY trial, we observed a statistically significant improvement in these prespecified AEs of special interest after one year of treatment that we hope to reconfirm in the PREVAIL CVOT trial.

Components of our Results of Operations

Revenue

To date, we have not generated significant revenue from the sale of pharmaceutical products. Our revenue has been primarily derived from our license agreement with Menarini (the “Menarini License”). Two performance obligations for the Menarini License were identified at contract inception, comprising a license to use our intellectual property (the “license performance obligation”) and a promise to continue the development activities for the licensed compound (the “R&D performance obligation”). Pursuant to the Menarini License, we received a non-refundable, non-creditable upfront amount of $120.9 million (€115.0 million) from Menarini on July 7, 2022, of which $98.6 million (€93.5 million) was attributed to the license performance obligation and recognized as revenue upon the execution of the Menarini License on June 23, 2022. The remaining $22.3 million (€21.5 million) was attributed to the R&D performance obligation and initially recognized as deferred revenue. During the year ended December 31, 2025, the R&D performance obligation was satisfied and all deferred revenue related to such performance obligation was recognized.

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

In addition, we entered into two separate supply agreements with Menarini (the “Menarini Supply Agreements”) to provide commercial supply of obicetrapib monotherapy and obicetrapib and ezetimibe fixed-dose combination finished products in bulk tablet form under the first agreement, and active pharmaceutical ingredients under the second agreement, in each case for distribution by Menarini in specified European territories.

We recognize revenue from the sale of obicetrapib tablets, as a monotherapy and as a fixed-dose combination therapy with ezetimibe, or from the sale of active pharmaceutical ingredients (collectively, “Products”). Our product supply revenue is recognized at a point in time when the performance obligation is satisfied by transferring control of the promised goods or services to the customer and it is probable that we will collect the consideration to which we are entitled. In accordance with the terms of the Menarini Supply Agreements, control of the Products is transferred upon the conveyance of title, which occurs upon delivery in accordance with the applicable shipping terms. The transaction price is contractually fixed at a markup of the actual cost of goods sold. Due to the cost-based nature of the agreements, the pricing structure includes a variable component which is measured using the expected value method. At each reporting period end, we update our estimate of the transaction price using actual cost data and forecasted expenses. We state revenues net of any taxes collected from customers that are required to be remitted to various government agencies.

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

Due to the general growth of the organization associated with administering ongoing and planned clinical trials and our focus on commercial preparedness, we expect that our selling, general and administrative expenses will increase. We may incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and public relations expenses associated with being a public company. Additionally, if and when U.S. regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expenses as a result of our preparation for commercial operations.

Interest Income, net

Interest income is recognized using the effective interest rate method. Interest income for the three and nine months ended September 30, 2026 and 2025 is related to interest earned on cash, cash equivalents, restricted cash and marketable securities.

Net Foreign Exchange Gain/Loss

Our exchange gain/loss relates mainly to cash balances denominated in foreign currencies, but also to transactions denominated in foreign currencies. Our foreign currency exposure is mainly related to the Euro. As of September 30, 2026, our net exposure to foreign currency risk was $82.2 million, as compared to $95.6 million as of December 31, 2025.

Income Tax

We have a history of losses and have generally not incurred significant amounts of corporate tax. We expect to continue incurring losses as we continue to invest in our clinical and preclinical development programs. Consequently, any deferred tax assets are fully offset by a valuation allowance on our balance sheet.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the three months ended September 30,
(In thousands of USD)	2026	2025	Change
Revenue	19,164	348	18,816
Operating Expenses:
Research and development expenses	39,357	30,971	8,386
Selling, general and administrative expenses	23,995	24,521	(526)
Total operating expenses	63,352	55,492	7,860
Operating Loss	(44,188)	(55,144)	10,956
Other income (expense):
Interest Income, net	5,187	6,713	(1,526)
Fair value change - warrants	23,118	(23,792)	46,910
Foreign exchange gains/(losses)	(299)	218	(517)
Loss before tax	(16,182)	(72,005)	55,823
Income tax expense	1,207	—	1,207
Loss for the period	(17,389)	(72,005)	54,616

Explanatory Note to Aid Comparison

In prior periods, including the three months ended September 30, 2025, costs related to medical affairs activities and personnel were classified within selling, general and administrative expenses. Due to changes in the nature of activities performed by our medical affairs function, certain such costs, including personnel costs, are classified in accordance with U.S. GAAP as research and development expenses in the three months ended September 30, 2026. Costs associated with our medical affairs function totaled $4.1 million in the three months ended September 30, 2025, of which $2.8 million were personnel costs, compared to total costs of $3.9 million in the three months ended September 30, 2026, of which $3.2 million were personnel costs.

Revenue

Revenue was $19.2 million for the three months ended September 30, 2026 compared to $0.3 million for the three months ended September 30, 2025, an increase of $18.9 million, or 6300%. This increase is largely due to the achievement of regulatory milestones under the Menarini License agreement, which resulted in the recognition of $18.3 million license revenue in the current period.

Research and Development Expenses

Research and development expenses were $39.4 million for the three months ended September 30, 2026 compared to $31.0 million for the three months ended September 30, 2025, an increase of $8.4 million, or 27%. This was primarily driven by:

•
a $6.1 million increase in clinical expenses mainly due to the initiation of clinical trials and increased costs associated with the progression of ongoing trials; and
•
a $3.5 million increase in personnel expenses related to research and development activities, including the impact of including medical affairs related personnel costs in the current period, as discussed above. The remainder of the change is primarily driven by increased recruitment and employment costs for individuals involved within the research and development activities to support the growth of the organization;

partially offset by:

•
a $0.8 million decrease in regulatory expenses primarily due to non-recurring consultant expenses incurred in a comparative period; and
•
a $0.5 million decrease in manufacturing expenses primarily attributable to commercial manufacturing capability investments made in the comparative period, which did not recur in the current period.

The following table summarizes our research and development expenses for the periods indicated:

	For the three months ended September 30,
(In thousands of USD)	2026	2025	Change
Clinical expenses	23,585	17,447	6,138
Non-clinical expenses	1,435	1,428	7
Personnel expenses	11,111	7,624	3,487
Manufacturing costs	2,644	3,186	(542)
Regulatory expenses	272	1,093	(821)
Other research and development costs	310	193	117
Total research and development expenses	39,357	30,971	8,386

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24.0 million for the three months ended September 30, 2026 compared to $24.5 million for the three months ended September 30, 2025, a decrease of $0.5 million or 2%. This was primarily driven by:

•
a $1.8 million decrease in personnel expense related to the impact of the reclassification of medical affairs costs, as discussed above. The decrease is partially offset by increased recruitment and employment costs for individuals involved with administrative and commercial preparation activities to support the growth of the organization;

partially offset by:

•
a $1.3 million increase primarily driven by increased tax consulting costs and organizational commercial readiness.

Interest Income, net

Interest income was $5.2 million for the three months ended September 30, 2026 compared to $6.7 million for the three months ended September 30, 2025, a decrease of $1.5 million or 22%. This decrease was largely driven by a decrease in the amount of cash, cash equivalents and marketable debt securities on which interest was earned.

Fair Value Change - Warrants

Fair value change - warrants was a gain of $23.1 million for the three months ended September 30, 2026 compared to a loss of $23.8 million for the three months ended September 30, 2025. Prior to 2026, the fair value of the Warrants was determined using the last reported trading price of the Public Warrants, which trade under the symbol “NAMSW.” Beginning in 2026, due to a decrease in the trading volume of the Public Warrants, the fair value of the Warrants is determined by utilizing the Black-Scholes option pricing model. The primary driver of the change in fair value of the Warrants derived by such pricing method is the change in the trading price of the Company's Ordinary Shares, which trade under the symbol “NAMS.”

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a loss of $0.3 million for the three months ended September 30, 2026 compared to a gain of $0.2 million for the three months ended September 30, 2025. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $17.4 million for the three months ended September 30, 2026 compared to $72.0 million for the three months ended September 30, 2025, a decrease of $54.6 million. The individual components of the change are described above. In addition, net loss for the current period included income tax expense related to an assessment on a tax year currently under review.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our consolidated statements of operations for the periods indicated:

	For the nine months ended September 30,
(In thousands of USD)	2026	2025	Change
Revenue	25,905	22,471	3,434
Operating Expenses:
Research and development expenses	119,039	103,238	15,801
Selling, general and administrative expenses	74,338	78,937	(4,599)
Total operating expenses	193,377	182,175	11,202
Operating Loss	(167,472)	(159,704)	(7,768)
Other income (expense):
Interest Income, net	16,647	21,119	(4,472)
Fair value change - earnout	—	3,992	(3,992)
Fair value change - warrants	24,505	(7,440)	31,945
Foreign exchange gains/(losses)	(2,438)	13,137	(15,575)
Loss before tax	(128,758)	(128,896)	138
Income tax expense	1,207	—	1,207
Loss for the period	(129,965)	(128,896)	(1,069)

Explanatory Note to Aid Comparison

In prior periods, including the nine months ended September 30, 2025, costs related to medical affairs activities and personnel were classified within selling, general and administrative expenses. Due to changes in the nature of activities performed by our medical affairs function, certain such costs, including personnel costs, are classified in accordance with U.S. GAAP as research and development expenses in the nine months ended September 30, 2026. Costs associated with our medical affairs function totaled $13.8 million in the nine months ended September 30, 2025, of which $8.9 million were personnel costs, compared to total costs of $12.7 million in the nine months ended September 30, 2026, of which $9.3 million were personnel costs.

Revenue

Revenue was $25.9 million for the nine months ended September 30, 2026 compared to $22.5 million for the nine months ended September 30, 2025, an increase of $3.4 million, or 15%. Revenue recognized during the nine months ended September 30, 2026 included $18.3 million of license revenue related to the achievement of regulatory milestones under the Menarini License, and $7.6 million of supply revenue under the Menarini Supply Agreements. Revenue recognized during the nine months ended September 30, 2025 included $22.1 million related to the R&D performance obligation under the Menarini License agreement, and $0.3 million of supply revenue under the Menarini Supply Agreements.

Research and Development Expenses

Research and development expenses were $119.0 million for the nine months ended September 30, 2026 compared to $103.2 million for the nine months ended September 30, 2025, an increase of $15.8 million, or 15%. This was primarily driven by:

•
a $9.5 million increase in personnel expenses related to research and development activities, including the impact of including medical affairs related personnel costs in the current period, as discussed above. The remainder of the change is primarily driven by increased recruitment and employment costs for individuals involved within the research and development activities to support the growth of the organization, together with an offsetting $4.8 million decrease related to a payroll tax relief grant received in the Netherlands; and
•
an $8.9 million increase in clinical expenses mainly due to the initiation of clinical trials and increased costs associated with the progression of ongoing trials, partially offset by the completion of Phase 3 clinical trials in the first half of 2025;

partially offset by:

•
a $2.1 million decrease in non-clinical expenses due to reduced activity related to pipeline expansion and product lifecycle management.

The following table summarizes our research and development expenses for the periods indicated:

	For the nine months ended September 30,
(In thousands of USD)	2026	2025	Change
Clinical expenses	63,312	54,426	8,886
Non-clinical expenses	6,158	8,291	(2,133)
Personnel expenses	33,330	23,815	9,515
Manufacturing costs	12,992	13,316	(324)
Regulatory expenses	2,267	3,135	(868)
Other research and development costs	980	255	725
Total research and development expenses	119,039	103,238	15,801

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $74.3 million for the nine months ended September 30, 2026 compared to $78.9 million for the nine months ended September 30, 2025, a decrease of $4.6 million or 6%. This was primarily driven by:

•
a $7.4 million decrease in marketing and communication expenses, primarily driven by the change in the nature of medical affairs related costs, as described above, together with a $2.0 million reduction driven by lower market research spending;

partially offset by:

•
a $2.6 million increase in personnel expenses related to share-based compensation costs and increased recruitment and employment costs for individuals involved with administrative and commercial preparation activities to support the growth of the organization. These increases are partially offset by the reclassification of medical affairs costs, as discussed above.

Interest Income, net

Interest income was $16.6 million for the nine months ended September 30, 2026 compared to $21.1 million for the nine months ended September 30, 2025, a decrease of $4.5 million or 21%. This decrease was largely driven by a decrease in the amount of cash, cash equivalents and marketable debt securities on which interest was earned.

Fair Value Change - Earnout

Fair value change - earnout was nil for the nine months ended September 30, 2026 compared to a gain of $4.0 million for the nine months ended September 30, 2025. The earnout liability was settled in full in March 2025.

Fair Value Change - Warrants

Fair value change - warrants was a gain of $24.5 million for the nine months ended September 30, 2026 compared to a loss of $7.4 million for the nine months ended September 30, 2025. Prior to 2026, the fair value of the Warrants was determined using the last reported trading price of the Public Warrants, which trade under the symbol “NAMSW.” Beginning in 2026, due to a decrease in the trading volume of the Public Warrants, the fair value of the Warrants is determined by utilizing the Black-Scholes option pricing model. The primary driver of the change in fair value of the Warrants derived by such pricing method is the change in the trading price of the Company's Ordinary Shares, which trade under the symbol “NAMS.”

Foreign Exchange Gains/(Losses)

Net foreign exchange gains/(losses) were a loss of $2.4 million for the nine months ended September 30, 2026 compared to a gain of $13.1 million for the nine months ended September 30, 2025. This change was largely driven by movements in the exchange rate for Euros which is our primary foreign currency exposure.

Loss for the Period

Loss for the period was $130.0 million for the nine months ended September 30, 2026 compared to $128.9 million for the nine months ended September 30, 2025, an increase of $1.1 million. The individual components of the change are described above. In addition, net loss for the current period included income tax expense related to an assessment on a tax year currently under review.

Liquidity and Capital Resources

Overview

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of obicetrapib. As a result, we are not yet profitable and have incurred losses in each annual period since our inception. As of September 30, 2026, we had an accumulated loss of $892.4 million. We expect to continue to incur significant losses for the foreseeable future.

We have historically funded our operations primarily through private and public placements of shares, the sale of convertible notes, proceeds from the Menarini License and the proceeds from the closing of the transactions contemplated by the Business Combination Agreement. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $643.1 million.

Sources of Liquidity

Menarini License and Menarini Supply Agreements

On June 23, 2022, we entered into the Menarini License, pursuant to which we granted Menarini an exclusive, royalty-bearing, sublicensable license under certain of our intellectual property and our regulatory documentation to undertake post approval development activities and commercialize the Licensed Products (as defined in the Menarini License), for any use in the Menarini Territory (as defined in the Menarini License). Pursuant to the Menarini License, Menarini made a non-refundable, non-creditable upfront payment to us of €115 million. Menarini has also committed to providing us €27.5 million in funding for the research and development activities related to the Licensed Products over two years, all of which has been received to date, together with bearing 50% of any development costs incurred in respect of the pediatric population in the Menarini Territory. We are also eligible to receive up to €863 million upon the achievement of various clinical, regulatory and commercial milestones, of which €46 million has been earned to date. If obicetrapib is approved, and successfully commercialized by Menarini, we will be entitled to tiered royalties ranging from the low double-digits to the mid-twenties as a percentage of net sales in the Menarini Territory, with royalty step-downs in the event of generic entrance or in respect of required third-party intellectual property payments. See the section entitled “Business—Commercial” contained in our Annual Report for a full description of the Menarini License.

As of September 30, 2026, we have earned a total of €46 million in milestone payments from Menarini, €16 million of which was earned in the nine months ended September 30, 2026.

On August 12, 2025, and August 7, 2026, we entered into the Menarini Supply Agreements, pursuant to which we will supply Menarini with Products. We will initially be Menarini’s exclusive supplier of the Products and fulfill purchase orders based on periodic volume forecasts that Menarini is required to provide, a portion of which will be binding. The price to be paid by Menarini will be based on a specified mark-up to our “cost of goods sold” for the supplied Products (as determined in accordance with the supply agreements), subject to periodic adjustments.

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

At-the-Market Offering

On August 9, 2024, we entered into an amended and restated sales agreement (the “Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”), pursuant to which we may issue and sell from time to time up to $250 million of our Ordinary Shares through or to TD Cowen as our sales agent or acting as principal in any method deemed to be an “at the market offering.” TD Cowen will receive a commission of up to 3.0% of the gross proceeds of any Ordinary Shares sold pursuant to the Sales Agreement. During the nine months ended September 30, 2026, we did not sell any Ordinary Shares pursuant to the Sales Agreement.

Warrants

In the nine months ended September 30, 2026, 69,472 Warrants were exercised at an exercise price of $11.50 per Ordinary Share generating gross proceeds of $0.8 million. As of September 30, 2026, we had another 2,420,632 outstanding Warrants to purchase 2,420,632 Ordinary Shares, exercisable at an exercise price of $11.50 per share, which expire on November 23, 2027, at 5:00 p.m., Eastern Standard Time. Based on the exercise price of the Warrants, we may receive up to $27.8 million assuming the exercise of all Warrants outstanding as of September 30, 2026. The exercise of the Warrants, and any proceeds we may receive from their exercise, are highly dependent on the price of our Ordinary Shares and the spread between the exercise price of the Warrant and the price of an Ordinary Share at the time of exercise. For example, to the extent that the trading price of the Ordinary Shares exceeds $11.50 per share, it is more likely that holders of our Warrants will exercise their Warrants. If the trading price of the Ordinary Shares is less than $11.50 per share, it is unlikely that such holders will exercise their Warrants. The exercise price of the Warrants has at times exceeded the market price of the Ordinary Shares. To the extent that the price of our Ordinary Shares is below $11.50, we believe that the Warrant holders will be unlikely to cash exercise their warrants, resulting in little to no cash proceeds to us. There can be no assurance that our Warrants will be in the money prior to their expiration and, as such, certain unexercised Warrants may expire worthless. As such, it is possible that we may never generate any additional cash proceeds from the exercise of our Warrants. We have not included, and do not intend to include, any potential cash proceeds from the exercise of our Warrants in our short-term or long-term liquidity projections. We will continue to evaluate the probability that the Warrants are exercised over the life of our Warrants and the merit of including potential cash proceeds from the exercise thereof in our liquidity projections.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30,
(In thousands of USD)	2026	2025
Net cash used in operating activities	(109,591)	(106,908)
Net cash provided by/(used in) investing activities	17,428	(153,775)
Net cash provided by financing activities	27,557	15,836
Foreign exchange differences	(2,092)	12,819
Cash, cash equivalents and restricted cash at the beginning of the period	491,323	771,743
Cash, cash equivalents and restricted cash at the end of the period	424,625	539,715

Net Cash Flows Used In Operating Activities

Net cash flows used in operating activities was $109.6 million in the nine months ended September 30, 2026 compared to $106.9 million in the nine months ended September 30, 2025, an increase of $2.7 million. This increase was primarily driven by an increase in loss for the period, net of non-cash items, partially offset by favorable changes in working capital.

Net Cash Flows Provided By/(Used In) Investing Activities

Net cash flows used in investing activities was $17.4 million in the nine months ended September 30, 2026 compared to $153.8 million in the nine months ended September 30, 2025, a change of $171.2 million. The change was primarily due to the net purchases and maturities of marketable securities.

Net Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities was $27.6 million in the nine months ended September 30, 2026 compared to $15.8 million in the nine months ended September 30, 2025, an increase of $11.8 million. The increase primarily reflects an increase in proceeds received upon the exercise of options.

Operating Capital and Capital Expenditure Requirements

Third-Party Service Agreements

We have entered into a variety of agreements and financial commitments in the normal course of business with CROs, CMOs, and other third parties for preclinical and clinical development and manufacturing services. The terms generally provide us with the option to cancel, reschedule and adjust our requirements based on our business needs, prior to the delivery of goods or performance of services. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation. However, some of our service providers also charge cancellation fees upon cancellation. The amount and timing of such payments are not known, but at September 30, 2026 they are estimated to be a maximum of $54.3 million due within one year and $11.8 million due in more than a year. As at September 30, 2026, we had cash, cash equivalents and marketable securities of $643.1 million which is sufficient to fund these obligations.

Leases

We are party to a services agreement (the “Naarden Lease”) pursuant to which an affiliate of Forbion leased us office space, and an office lease agreement with Weston Common Area LLC, dated April 16, 2026 (the “Weston Lease”). Under the Naarden Lease, we are obligated to pay €40 thousand per year in rent. The Naarden Lease will continue until terminated by either us or the landlord. Pursuant to the Weston Lease, we are required to pay annual rent ranging from $31 thousand to $34 thousand, increasing from the low end of the range to the higher end of the range for each year of the lease. The Weston Lease will expire by its terms on April 30, 2029, unless terminated earlier by either party pursuant to the terms of the Weston Lease. On August 5, 2026, we entered into an office lease agreement with 727 Norristown Rd, LP, (“SHIP Lease”) which has not yet commenced as of September 30, 2026 as the underlying office space has not been made available for our use. We are required to pay annual rent ranging from $385 thousand to $458 thousand, increasing from the low end of the range to the higher end of the range for each year of the lease. The SHIP Lease will expire by its terms 84 months after the rent commencement date, unless terminated earlier pursuant to the terms of the SHIP Lease.

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

Foreign Currency Risk

Foreign currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Our exposure to the risk of changes in foreign exchange rates relates primarily to cash and trade and other payables denominated in currencies other than our functional currency, the U.S. Dollar. As of September 30, 2026, our net exposure to foreign currency risk was $82.2 million, mainly related to the Euro. As of September 30, 2026, the effect of a hypothetical 1% change in exchange rates on currencies denominated in other than our functional currency would result in a potential change in future earnings in our consolidated statement of operations of approximately $0.8 million.

We partly manage our foreign currency risk by selectively holding foreign currency in our cash to offset foreign currency exposures from trade and other payables. We plan to use this cash to settle future expenses we expect to incur in those foreign currencies.

Other Market Price Risk

As a result of the Business Combination, we have derivative warrant liabilities, which are measured at fair value through profit or loss. As of September 30, 2026 the fair value of the derivative warrant liabilities totaled $31.3 million. Prior to 2026, the fair value of the Warrants was determined using the last reported trading price of the Public Warrants which trade under the symbol “NAMSW.” Beginning in 2026, due to a decrease in the trading volume of the Public Warrants, the fair value of the Warrants is determined by utilizing the Black-Scholes option pricing model. The primary driver of the change in fair value of the Warrants derived by such pricing method is the change in the trading price of our Ordinary Shares which trade under the symbol “NAMS.” The value of the derivative warrant liability is directly correlated to the market price of our Ordinary Shares. With all other variables held constant, a 1% change in the market price of our Ordinary Shares would change the value of the derivative warrant liability by approximately 1% or $0.3 million.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Administration has also developed three payment models that would test MFN pricing in Medicaid, Medicare Part B, and Medicare Part D. Participation in the Medicaid model, announced in November 2025, is voluntary for pharmaceutical manufacturers. On September 30, 2026, the Administration finalized the Medicare Part B model. Under the model, manufacturers are required to pay rebates when the U.S. price of certain qualifying products payable under Medicare Part B with spend exceeding $100 million over a specified 12-month period exceeds the MFN price of these products. The model will apply to approximately 25% of eligible Medicare beneficiaries. The final rule for the Medicare Part D payment model, which was proposed the same day as the newly finalized Part B model, remains under review. Under the proposed rule for the Medicare Part D, participation would be mandatory, and pharmaceutical manufacturers would be required to pay MFN-based rebates on eligible products for 25% of eligible Medicare beneficiaries during the applicable testing period. If we obtain regulatory approval in the United States and commence commercialization of obicetrapib or any of our future product candidates and these products qualify for inclusion under the Medicaid and Medicare Part B models, and the Medicare Part D model if finalized, we may be required to pay MFN-based rebates.

Moreover, pursuant to the Menarini License, Menarini is responsible for the commercialization and local development of obicetrapib in certain areas of Europe. In August 2025, the European Medicines Agency (the “EMA”) accepted for review the Marketing Authorization Applications (“MAAs”) submitted by Menarini for Ubeslo® (obicetrapib 10 mg monotherapy) and Evlarco® (the FDC of 10 mg obicetrapib plus 10 mg ezetimibe) for the treatment of primary hypercholesterolemia, including heterozygous familial and non-familial or mixed dyslipidemia. Subsequently, MAAs were also submitted to regulators in the United Kingdom (“UK”) and Switzerland and accepted for review. In September 2026, we and Menarini announced that the European Commission had granted marketing authorization for Ubeslo® and Evlarco.® We anticipate that Menarini will receive decisions on the MAAs from regulators in Switzerland and the UK in the second half of 2026. Pursuant to the Menarini License, Menarini has sole discretion to set the price of Ubeslo® and Evlarco® in the European markets covered by its license. The price for prescription drug products in European and other non-U.S. markets is generally less, and in many cases significantly less, than the pricing for the same products sold in the United States. We expect the prices of Ubeslo® and Evlarco®, in the European markets in they have been approved or in which MAAs are currently under review by regulators, as well as the other European markets covered by the Menarini license, will be lower, and in most cases significantly lower, than the expected price for obicetrapib, if approved, in the United States. Since prices in the European markets in which Menarini has sole discretion to set the price of obicetrapib may serve as benchmarks for any mandatory MFN pricing models, if adopted, we may be unable to control the MFN price that must be made available under the announced payment models, if adopted, or in any future efforts to adopt MFN pricing. As a result, these payment models and other efforts to impose MFN pricing could have a material adverse effect on our business, financial condition or results of operations, including the net sales potential of obicetrapib, if approved.

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

If we obtain additional regulatory approvals and commence commercialization of obicetrapib or any of our future product candidates, these laws and regulatory requirements could have an adverse effect on the market opportunities for obicetrapib or any of our future product candidates and may result in additional reductions in healthcare funding, which could have an adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether additional executive actions will be taken, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of obicetrapib or our future product candidates may be.

Although we cannot predict the full effect on our business of the implementation of existing legislation and regulations or the adoption of additional legislation or further regulatory requirements pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, obicetrapib, if approved in the United States, or any of our future products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer our products. This could adversely affect our business by reducing our ability to generate revenues, raise capital, obtain licenses and market our products. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.

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

Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our product, if approved in those jurisdictions, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, policy actions by the Administration, including the imposition of new tariffs on imported materials and goods, may have an adverse impact on our business.

Recently, trade and tariff policies among the United States and other countries have been unsettled and are subject to frequent changes. The Administration has imposed tariffs and other trade restrictions on goods across a range of industries, including on certain pharmaceutical products and ingredients. The tariff and trade policy landscape remains highly fluid, and the Administration’s continued pursuit of tariff measures under alternative legal authorities may continue to pose risks to global supply chains and economic relations. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry. The imposition of tariffs generally has historically led to increased trade and political tensions between the United States and other countries in the international community. Retaliatory tariffs on U.S. goods have been imposed by, among others, China and Canada. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions could have a material adverse effect on our financial condition or results of operations. In addition, increased tariffs on critical raw materials, components, and finished goods could raise our production costs and disrupt our supply chain, which could adversely affect our clinical development activities. The actual impact of the new tariffs on our business is subject to a number of factors including, but not limited to, restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, potential retaliatory tariffs imposed by other countries, and the extent to which tariffs are imposed on finished or unfinished pharmaceutical products.

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

We intend to seek approval to market our current and future product candidates in the United States, the EU and selected other foreign jurisdictions. Ubeslo® and Evlarco® have received marketing authorization and are subject to rules and regulations in the EU, and if we obtain approval in one or more additional foreign jurisdictions for our product candidates, we will also be subject to rules and regulations in those jurisdictions. In some countries, particularly certain EU member states, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

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

Political, economic and regulatory developments in the EU may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel trade (arbitrage between low-priced and high-priced member states) can further reduce prices. Acceptance of any medicinal product for reimbursement may come with cost, use and often volume restrictions, which again can vary by country. In addition, results based rules of reimbursement may apply. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for Ubeslo® and Evlarco® or any other of our products, if approved in those countries. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, amended or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

Except as set forth below, no officer or director adopted, amended or terminated a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, during the three months ended September 30, 2026.

•
In August 2026, Rob Gunning, our Vice President, Controller and our principal accounting officer, entered into a sell-to-cover agreement that constitutes a "non-Rule 10b5-1 trading arrangement," which provides for the pre-arranged sale of a portion of any Ordinary Shares deliverable to Mr. Gunning in connection with the vesting and/or settlement of Mr. Gunning's restricted stock units in order to satisfy any taxes required to be withheld in connection with such vesting and/or settlement event. The amount of Ordinary Shares to be sold to satisfy such tax withholding obligations under Mr. Gunning's sell-to-cover agreement is dependent on the then-prevailing market price of the Ordinary Shares at the time of the vesting of the restricted stock units. Mr. Gunning's sell-to-cover agreement remains in effect until the date on which Mr. Gunning’s tax withholding obligations arising from the last vesting or settlement event of the applicable restricted stock units have been satisfied, unless earlier terminated in certain limited circumstances.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1

English translation of the Deed of Conversion and Articles of Association of NewAmsterdam Pharma Company N.V. (incorporated by reference to Exhibit 1.1 to the Shell Company Report on Form 20-F (File No. 001-41562), filed with the SEC on November 28, 2022).

10.1	Letter agreement, dated July 22, 2026, between NewAmsterdam Pharma Corporation and Douglas Kling.
10.2	Advisor Agreement, dated August 14, 2026, between NewAmsterdam Pharma B.V. and Douglas Kling.
10.3	Offer Letter, dated July 24, 2026, between NewAmsterdam Pharma Corporation and Rob Gunning.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File-the cover page interactive data is embedded within the Inline XBRL document and included in Exhibit 101

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

NewAmsterdam Pharma Company N.V.

Dated: November 4, 2026	By:	/s/ Michael Davidson
Michael Davidson, M.D.
Chief Executive Officer and Director
(Principal Executive Officer and Authorized Signatory)

Dated: November 4, 2026	By:	/s/ Ian Somaiya
Ian Somaiya
Chief Financial Officer
(Principal Financial Officer)